Form 10KSB
period 2001-12-31
LKA INTERNATIONAL INC /DE/
filed 2003-02-11
CIK 831355

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  0-17106
                                             -------

                          LKA INTERNATIONAL, INC.
                          -----------------------
              (Name of Small Business Issuer in its Charter)

        DELAWARE                                         91-1428250
        --------                                         ----------
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                           3724 47th Street Ct. N.W.
                         Gig Harbor, Washington 98335
                         ----------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (253) 851-7486


Securities Registered under Section 12(b) of the Exchange Act:   None.
Name of Each Exchange on Which Registered:                       None.
Securities Registered under Section 12(g) of the Exchange Act:   Common stock.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X      No           (2)  Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2001 -
$0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     January 30, 2003 - $4,876. There are approximately 4,875,614 shares of common voting stock of the Company held by non-affiliates. There is no "established trading market" for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                           January 30, 2003

                               7,169,136

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

     Organization and Public Offering.
     ---------------------------------

     LKA International, Inc. (referred to as "LKA," "we," "us," "our" or words of similar import in this Annual Report) was incorporated March 16, 1988, in the State of Delaware. Since our inception, our authorized capital has been 100,000,000 shares, consisting of 50,000,000 shares of common stock with a par value of $0.001 per share, and 50,000,000 shares of preferred stock, also with a par value of $0.001 per share. Copies of our Certificate of Incorporation and Bylaws are attached hereto and incorporated herein by reference. See the
Exhibit Index, Part III, Item 13.

     On March 30, 1988, we filed with the Securities and Exchange Commission a Registration Statement on Form S-4. That Registration Statement provided for the registration of approximately 8,000,000 shares of our common stock to be issued to the stockholders of LKA Holdings, Inc., a Utah corporation ("LKA Utah"); and DiaEm Resources Ltd., a Wyoming corporation ("DiaEm"). These shares were issued in connection with a three-way merger by which LKA Utah and DiaEm were merged into LKA, with LKA being the surviving corporation. The merger was completed on or about August 19, 1988. A copy of the Agreement and Plan of Merger and Reorganization between us and LKA Utah and DiaEm is attached hereto and incorporated herein by reference. See the Exhibit Index,
Part III, Item 13.

     Business Development.
     ---------------------

     Prior to their merger into LKA, both LKA Utah and DiaEm jointly owned interests in certain mining properties located in North Carolina and Colorado. Following the merger, and an inconclusive exploration program on the North Carolina property, the land and equipment were sold at auction. LKA's activities associated with the Colorado properties have been sporadic since they were acquired in December, 1982.

          The Lake City, Colorado Properties.
          -----------------------------------

     The Ute-Ule silver mine and milling facility and the Golden Wonder gold mine (respectively, the "Ute-Ule Property" and the "Golden Wonder Property" or, collectively, the "Properties"), consist of certain patented and unpatented mining claims located in Hinsdale County, Colorado. In December, 1982, LKA Utah acquired a 51% interest in the Properties from Lake City Mines, Inc., a Colorado corporation ("Lake City Mines"), which retained the remaining 49% interest. Immediately after the acquisition, LKA Utah assigned 90% of its interest in the future proceeds that it had the right to receive from the Properties to Caldera Partners Limited Partnership, a Washington limited partnership ("Caldera") in return for approximately $1.6 million, which LKA used to develop the Properties. As a result, Caldera owned a 45.9% interest in the future proceeds that LKA Utah had the right to receive on the Properties. LKA's President, Kye A. Abraham, is Caldera's Managing Partner.

     From 1983 through 1985, LKA Utah conducted exploration, development and limited production activities at the Golden Wonder mine. Additionally, it renovated the 100 ton-per-day flotation mill located on the Ute-Ule Property and completed a five-month pilot production program resulting in the sale of approximately $590,000 of gold concentrates to ASARCO. LKA Utah was forced to discontinue its operations in early 1985 due to depressed gold prices.

     On December 15, 1993, through our newly-formed subsidiary, LKA International, Inc., a Nevada corporation ("LKA Nevada"), we acquired Lake City Mines' interests in the Properties through a Sheriff's Deed from the sheriff of Hinsdale County. As a result of this transaction, LKA owned a 54.1% interest in the proceeds receivable on the Properties, with Caldera owning the remaining 45.9% interest. A copy of the Sheriff's Deed is attached hereto and incorporated herein by reference. See the Exhibit Index, Part III,
Item 13.

     In 1992 and 1994, respectively, the Properties were leased to two unaffiliated mining companies. In both instances, LKA terminated the leases due to the lessees' failure to meet the terms of the lease agreements.

     On July 1, 1997, we entered into a Lease Purchase Agreement whereby Au Mining, Inc., a Colorado corporation ("Au Mining"), agreed to lease the Properties, with the option to purchase them. Au Mining entered into the lease for the purpose of exploring, developing and commercially producing ore from the Properties, specifically the Golden Wonder mine, in exchange for payment to LKA of certain minimum annual royalties and net production royalty payments based on the amount of ore removed from the mines. These royalties total 10% of all proceeds received, or which Au Mining is entitled to receive, less deductions for assaying, transportation costs, smelting charges and penalties, severance taxes and any state and federal royalties. A copy of the Lease Purchase Agreement is attached hereto and incorporated herein by reference. See the Exhibit Index, Part III, Item 13.

     Au Mining exercised its option to purchase the Properties and on July 2, 1999, we sold the Properties to Au Mining for $1,795,853. On that date, Au Mining executed a Promissory Note in the amount of $1,795,853 (the "Note"). The Note bears interest at an annual rate of 8%. It requires quarterly payments of $50,000, with the remaining balance payable in a lump sum on July 1, 2004. In addition, all royalties that LKA receives from Au Mining as discussed above are to be applied toward the purchase price of the Properties. The Note is secured by a Deed of Trust on the Properties. Copies of the Note and the Deed of Trust are attached hereto and incorporated herein by reference. See the Exhibit Index, Part III, Item 13.

     Because we had a 54.1% interest in the proceeds that we were entitled to receive from the Properties, we have the same interest in the Note receivable from Au Mining. As of December 31, 2001, we had received $351,286 in payments under the terms of the Note. We owed Caldera $888,665 and $827,113 as of December 31, 2001, and 2000, respectively. These amounts represent 45.9% of the entire Note receivable as well as 45.9% of all interest income associated with the Note. LKA is obligated to pay to Caldera its respective share of Note payments only as such payments are actually collected. As of December 31, 2001, and December 31, 2000, respectively, the current portion of the amounts payable to Caldera was $888,665 and $827,113 and was partially offset by accrued management fees payable to LKA as a reimbursement for the salary of Mr. Abraham, who is a shared employee. These management fees totaled $47,987 and $0 as of December 31, 2001 and 2000, respectively.

     The Properties are held in trust until Au Mining pays the Note in full. Due to the administrative difficulties involved in transferring permits and associated reclamation bonds, we agreed with Au Mining that LKA would hold all permits and bonds on the Properties until the Note is paid in full. We also agreed to indemnify Au Mining against any environmental claims that predate the Lease Purchase Agreement.

     LKA and Au Mining are currently conducting discussions for the purpose of exploring alternatives to the existing agreement. The parties have been discussing an arrangement that would provide LKA with a larger working interest (up to 40%) in the production from the Golden Wonder mine in return for an investment by LKA of up to $2 million. LKA's investment, if made, would be used to expand existing workings within the mine, develop additional reserves and conduct exploration.

     LKA and Au have not yet finalized the terms of a new Lease Agreement and there can be no assurance that if and when we reach a new agreement we will be successful with any efforts to expand or develop additional ore zones within the Golden Wonder or that market conditions will permit us to raise the additional amounts required to engage in such a program. If and when we enter into a definitive agreement, we will timely disclose its terms in a Current Report on Form 8-K or other suitable report to be filed with the Securities and Exchange Commission.

Business.
---------
     Other than our activities on the Properties, we do not currently expect to have any material operations during the next 12 months. Management continues to seek other business opportunities but we can not predict when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries of interest to management.

     Principal Products or Services and Their Markets.
     -------------------------------------------------

     We do not currently have any products or services.

     Distribution Methods of the Products or Services.
     -------------------------------------------------

     None; not applicable.

     Status of Any Publicly Announced New Product or Service.
     --------------------------------------------------------

     None; not applicable.

     Competitive Business Conditions.
     --------------------------------

     Management believes that there are literally thousands of non-operating mining companies such as LKA. We do believe that our competitive position in the industry will be very insignificant.

     Sources and Availability of Raw Materials.
     ------------------------------------------

     We do not use any raw materials, as we do not directly conduct any material operations.

     Dependence on One or a Few Major Customers.
     -------------------------------------------

     Although Au Mining is not a "customer" of LKA, we expect that payments derived from Au Mining's operations will be our only material source of income over the next 12 months. As discussed under the subheading "Business Development" above, Au Mining is currently paying us quarterly payments of $50,000, plus royalties, under the terms of the existing Lease Purchase Agreement and Note and Deed of Trust. If we are able to finalize a new agreement with Au Mining, or if Au Mining pays off the Note or ceases business for any reason, LKA's cash flow would stop.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
------------------------------

     We have obtained "110d" limited impact permits from the Colorado Division of Minerals and Geology and have posted reclamation bonds to ensure the clean-up of environmental disturbances on the Ute-Ule and Golden Wonder Properties. We are currently in compliance with all applicable permit and bonding requirements in this regard.

     Need for Any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

     None; not applicable.

     Effect of Existing or Probable Governmental Regulations on the Business.
     ------------------------------------------------------------------------

     Reporting Requirements.
     -----------------------

     As an issuer whose securities are registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), we are required to file periodic reports with the Securities and Exchange Commission (the "Commission"). In addition, the National Association of Securities Dealers, Inc. (the "NASD"), requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the Exchange Act, so if we apply for a trading symbol on the OTC Bulletin Board, the NASD will also require that we remain current in our reporting obligations.

     The public may read and copy any materials that we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 or 1-202-942-8090. The Commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

     Small Business Issuer.
     ----------------------

     The Commission's integrated disclosure system for small business issuers, which was adopted in Release No. 34-30968 and became effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. LKA is deemed to be a "small business issuer."

     Sarbanes-Oxley Act.
     -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

     Research and Development.
     -------------------------

     We have not spent any money on research and development in the past five years and we do not plan to make any such expenditures in the foreseeable future.

     Costs and Effects of Compliance with Environmental Laws.
     --------------------------------------------------------

     As the owner of permits pertaining to the Properties, we are subject to many federal, state and local laws and regulations relating to environmental quality. For example, any mining operations conducted on the Properties must comply with federal and state laws and regulations that protect the quality of surface water and groundwater.

     The Colorado Division of Minerals and Geology (the "Division") requires mine operators to have permits to conduct mining activities in Colorado. The Division also requires operators to obtain a reclamation bond to ensure the clean-up of disturbances on mining properties and conducts regular inspections to make sure that the operators are in compliance with applicable environmental laws and regulations. We have obtained all necessary bonds and permits required by the State of Colorado and believe that we are in compliance with all laws and regulations in this regard. However, we can provide no assurance as to the impact on LKA of any future environmental laws or regulations or any governmental interpretation of existing or future laws or regulations.

     The federal Bureau of Land Management (the "BLM") has advised us of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that we do not own. The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands. This EE/CA, which was prepared by Harding ESE, Inc., analyzes the current environmental state of the Ute-Ule Property and other properties in the area. The EE/CA has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000.

     In the second phase of the cleanup project, the BLM and the federal Environmental Protection Agency (the "EPA") will select an overall site cleanup plan and final engineering plans, followed by implementation of the plan. Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the BLM and EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the owner.

     As of the date of this Report, management has had two meetings with the BLM in an effort to negotiate a settlement of this matter. The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself. However, we are in the very early stages of this process and we can not accurately predict what our ultimate liability, if any, will be.

     Employees.
     ----------

     Kye A. Abraham is LKA's only full-time employee. Nanette K. Abraham assists with bookkeeping and administrative work, but receives no financial remuneration.

Risk Factors.
-------------

     Losses to Date.
     ---------------

     From January 1, 1997, through December 31, 2001, LKA has had cumulative net losses from operations of $483,711. During the same period, cumulative net losses have totaled $187,550. We have incurred significant losses since inception and have had no revenues in the past five years. There can be no assurance that we will be profitable in the future.

     Auditor's Opinion Expresses Doubt About LKA's Ability to Continue as a "Going Concern."
----------------

     The Independent Auditor's Report issued in connection with LKA's audited financial statements for the calendar year ended December 31, 2001, expresses "substantial doubt about its ability to continue as a going concern," due to its significant losses since inception and its lack of significant revenues. See the Financial Statements, Part II, Item 7 of this Report.

     Potential Environmental Liability.
     ----------------------------------

     As discussed under "Costs and Effects of Compliance with Environmental Laws," above, the BLM has issued an EE/CA which identifies certain environmental hazards on the Ute-Ule property, with an estimated potential cost of approximately $4,317,000 to clean up these hazards. We are in the early stages of negotiation with the BLM with respect to LKA's responsibility, if any, for the cleanup and what costs, if any, we may be liable for. We intend to make our case as vigorously as possible. However, we could be financially devastated if we are found liable for all or a large portion of the $4,317,000 estimated cleanup costs on the Ute-Ule, as that amount is substantially larger than our total assets.

     Dependence on One Source of Income.
     -----------------------------------

     Au Mining's quarterly payments and royalties under the Promissory Note and the royalties to be paid under any lease agreement that we may enter into with Au Mining are our only expected sources of material income in the next 12 months. If Au Mining goes out of business or is otherwise unable to economically recover ore from the Properties, and if LKA is unable to find another qualified operator, we will lose our only material source of income.

     We Do Not Know How Much Commercially Recoverable Ore the Properties
Contain.
--------

     Because we do not have any definitive reserve studies on the Properties, we do not know how much commercially recoverable ore they contain. We can not assure you that it will be continue to be economically feasible to conduct mining operations on the Properties. If it is not economically feasible, any royalties from the Golden Wonder mine under any lease agreement with Au Mining, which we expect to be our largest source of income, would also cease.

     Need for Additional Funding.
     ----------------------------

     If LKA is successful in negotiating a new lease agreement with Au Mining and increasing its interest in the Golden Wonder mine, or any other project that management may deem suitable, a significant additional investment of up to $2 million, or more, would be required. We expect that Au Mining would use any additional investment by LKA to explore and/or develop ore bodies within the Golden Wonder mine. Accordingly, our success or lack of success in raising additional funds may determine whether we make a profit in the future.

     Furthermore, we can not assure you that even if we raise an additional $2 million through an offering of our securities that such amounts will be sufficient to develop new, commercially viable ore bodies within the Golden Wonder Property. It is possible that subscribers under any such offering would gain little or no economic benefit from their investment.

     Potential Dilution to Existing Stockholders.
     --------------------------------------------

     We expect that any future fundraising under any lease agreement would take the form of a private placement or public offering of our common or preferred stock. The sale of additional shares of our common or preferred stock will reduce the proportionate ownership interests of our existing stockholders.

     No Public Market for Our Securities.
     ------------------------------------

     There is no public market for our securities and we can not guarantee that any public market will develop or be maintained in the future. As a result, stockholders may not be able to sell their shares readily, if at all.

     Limit on Directors' Liability.
     ------------------------------

     Article VIII of our Certificate of Incorporation provides that a director of the corporation is not personally liable to us or our stockholders for breach of fiduciary duties as a director, except for breach of duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, payment of dividends or redemption of stock in violation of corporate statute and for any transaction from which the director derived any improper personal benefit. Article VIII further provides that if the Delaware General Corporation Law (the "Delaware Law") is subsequently amended to further eliminate or limit the personal liability of directors, the liability of a director of the corporation shall be eliminated to the fullest extent permitted by the Delaware Law. Article IX of our Certificate of Incorporation and Article V of our Bylaws also provide for indemnification of directors, executive officers, employees and agents of LKA to the fullest extent allowed under the Delaware Law.

     Issuance of Preferred Stock.
     ----------------------------

     LKA has authorized 50,000,000 shares of preferred stock, $0.001 par value, none of which is currently issued or outstanding. The Board of Directors has the authority, without action by our stockholders, to issue the authorized and unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of any series. Preferred stock may, if and when issued, have rights superior to those of the common stock.

     No Dividends.
     -------------

     We have never paid any cash dividends and do not intend to pay any dividends in the foreseeable future. We intend to retain substantially all future earnings, if any, for use in our business.

     No Cumulative Voting.
     ---------------------

     Cumulative voting in the election of our directors is not allowed. Accordingly, the holders of a majority of the shares of common stock present, in person or by proxy, at any regularly convened shareholder's meeting at which the Board of Directors is elected will be able to elect all directors, and the minority shareholders will not be able to elect a representative to the Board of Directors.

     Dependence on Key Employees and Technical Personnel.
     ----------------------------------------------------

     For the foreseeable future, LKA will be entirely dependent upon the services of Kye A. Abraham, its President. Mr. Abraham is in good health; however, his retirement, resignation, disability or death would require us to identify and hire a qualified person to serve in his place. To the extent that his services become unavailable, LKA will be required to retain other qualified personnel; there can be no assurance that LKA will be able to recruit and hire qualified persons upon acceptable terms. We currently have no employment agreement with Mr. Abraham and do not maintain "key man" life insurance for him. The loss of Mr. Abraham or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.

     Our Securities are "Penny Stock."
     ---------------------------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Commission. This designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

     Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for our stockholders to resell their shares to third parties or to otherwise dispose of them.

     The Sale of "Restricted" Shares May Reduce the Price Per Share of Our Common Stock.
-------------

     All of the 2,293,522 shares of our common stock that are owned or controlled by Kye A. Abraham are "restricted" securities within the meaning of Rule 144 of the Securities and Exchange Commission. If a market for our common stock ever develops, Mr. Abraham may begin selling shares at any time, subject to compliance with Rule 144. Such sales may have a negative effect on our stock price.

Item 2.  Description of Property.
         ------------------------

     We are currently negotiating with Au Mining for the rescission of the Lease Purchase Agreement by which we sold the Properties to Au Mining. If the rescission takes place as anticipated, LKA will own a 100% interest in the Ute-Ule and Golden Wonder Properties, but will still be obligated to pay to Caldera 45.9% of the proceeds that we receive from the Properties. We are not currently engaged in any mining operations on these Properties or anywhere else.

     Both the Ute-Ule silver mine and the Golden Wonder gold mine are vein type deposits associated with volcanic activity occurring millions of years ago during a turbulent period known in geology as Tertiary time. During this violent geologic era, most of the known precious metal mines in the State of Colorado were formed along a southwest to northeast channel or narrow band approximately 20 miles wide, which stretches in a diagonal trend from Durango in the southwest to Boulder County in the northeast. This zone has been called the Colorado Mineral Belt. Lake City, Colorado lies astride this mineral belt in a topographical cul de sac 57 miles southwest of Gunnison, Colorado. On the other side of the mountain range that encloses the cul de sac are the historic precious metal mining districts of Ouray, Telluride, Silverton and Creede, which were productive in the late 19th century. Since it entered into the Lease Purchase Agreement with us, Au Mining has recovered approximately 47,084 ounces of gold on the Properties, valued at approximately $13 million.

     Each Property is described below.

     Ute-Ule Group.
     --------------

     The Ute-Ule Property consist of 23 patented mining claims located approximately four miles west of Lake City, Colorado. These are highly mineralized silver-lead-zinc mines with excellent access via a gravel road that is maintained year-round by the County of Hinsdale. This road goes from the Property to Lake City and from Lake City a blacktop road (State Highway
149) extends northward approximately 46 miles to an intersection with U.S. 50, about nine miles west of Gunnison, Colorado.

     This Property has a long history of mineral extraction dating back to the nineteenth century. Most of this extraction occurred between 1874 and 1903.

     We can not assure you that the mineralized material found on the Property can be mined and milled on a commercial basis.

     The Ute Mill.
     -------------

     A 100 ton-per-day flotation mill, including various equipment and support facilities, exists on the Ute-Ule Property. The mill is located at the level of the main haulage tunnel of the Ute mine. It is in satisfactory condition and was used effectively by LKA Utah to mill ore from the Golden Wonder mine during a 1984 pilot production program. The mill is also ideally suited for the processing of ore from the Ute-Ule mines.

     To the knowledge of management, this mill is the only mill located in the Lake City District. Since the Lake City District has no smelting facilities, ore and ore concentrates, if any, from the Properties, or other mines in the district would have to be sent to smelters in other distant locations.

     Since the mill is the only one in the Lake City District and construction of another mill of this size would be possible only at substantial cost and subject to considerable environmental constraints, management believes that LKA could derive income from custom milling or the sale of the mill if it re-acquires the Properties and if mining is successfully revived in the District.

     Water for milling and the power needs of the mill has historically been available through water rights pertaining to the Property. Although we believe the Property is currently in compliance with applicable laws and regulations, any future operations at the mill may require additional settling ponds and additional treatment of waste water may be required to preserve water quality. We do not believe that these requirements would impose an undue burden on us.

     If LKA were to re-acquire the Ute-Ule Property pursuant to a renegotiated lease agreement with Au Mining or Au Mining's forfeiture of the Properties by failing to make its royalty or quarterly payments under the terms of the existing Note and Deed of Trust, substantial additional funding would be required to make the mill operational. We can provide no assurance that we would be successful in any such fundraising.

     Golden Wonder.
     --------------

     The Golden Wonder Property consists of three patented and 18 unpatented mining claims located approximately 2-1/2 miles south of Lake City, Colorado. It has been worked intermittently since its discovery in 1880. The Property can be reached by following Colorado State Highway 149 south of Lake City to the Vickers Ranch, and then following an easement over unimproved road through the ranch to the mine. The mine is at an elevation of 10,323 feet and is situated on a hill slope approximately 1,500 feet above the valley floor. It lies at the head of "Dead Man's Gulch."

     The initial discovery was made after finding high grade float in the surface containing free gold. A limited body of ore was mined prior to 1889. The Property was generally unworked through 1930. From 1930 to 1969, sporadic mining and development efforts were conducted, some of which resulted in the extraction of ore.

     During the summer of 1969, Southern Union Production Company ("Supron") began an exploration program at the Golden Wonder. Out of this, the SUPCO winze (a steeply inclined passageway connecting the mine workings) was started in the winter of 1970-1971 and completed to a depth of approximately 150 feet below the third level of the mine, with lateral drifting along the course of mineralization off the winze on the fourth level. Work was halted on the property in 1972, when Supron decided to discontinue all its metallic mineral operations in the western United States and South America. In 1973, Rocky Mountain Ventures secured a lease on the Property and shipped a small tonnage of dump material to a mill then operating at Crested Butte, Colorado for processing.

     The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA Utah conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this production was derived from two slopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. Beginning in 1997, Au Mining has conducted, and is currently conducting, mining operations at the mine's fifth and sixth levels.

     Office Space.
     -------------

     We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. We pay monthly rent of $750 to Abraham and Co., Inc. an NASD member broker/dealer which is controlled by our President, Kye A. Abraham. The office is attached to Mr. Abraham's home. The lease arrangement is a month-to-month oral lease with Mr. Abraham.

Item 3.  Legal Proceedings.
         ------------------

     Except as discussed below, LKA is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

     LKA is a plaintiff in Northern Arizona Group SMR et al. v. Allen et al., which was filed in the Superior Court of the State of California for the County of Orange and designated Case No. 818405. In its complaint, as amended, LKA alleged that the defendants made certain misrepresentations in connection with LKA's purchase of 875 shares of the common stock of Allen Wireless Group, a Delaware corporation, for total consideration of $7,000.
We, along with the other stockholders of Allen Wireless Group, are seeking rescission of our stock purchase agreement and a return of the purchase money or, in the alternative, compensatory and consequential damages, in addition to punitive, exemplary and special damages and interest. The case is currently in the discovery stage and no trial date has been set.

     As discussed under "Costs and Effects of Compliance with Environmental Laws" above, we are currently engaged in settlement discussions with the BLM over LKA's potential liability, if any, for clean-up costs on the Ute-Ule Property. These negotiations are in the very early stages as of the date of this Annual Report, and we can not estimate what portion of the BLM's estimated $4,317,000 cleanup cost, if any, we may ultimately be found liable for. Settlement discussions are expected to continue into 2003.

     To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to LKA.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of our security holders during the calendar year covered by this Annual Report or during the two previous calendar years.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.
--------

Market Information.
-------------------

     There is no "established trading market" for our shares of common stock. In the future, we may submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"); however, management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. All of these persons have satisfied the one-year holding period requirement of Rule 144. See "Sales of Unregistered Securities During the Past Three Years," of this Annual Report.

Holders
-------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 1154. This does not include an indeterminatenumber of stockholders who may hold their shares in "street name."

Dividends
---------

     LKA has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     We have not adopted any equity compensation plans and have no securities authorized for issuance under any such plans.

Sales of Unregistered Securities During the Past Three Years.
------------------------------------------------------------

     We have not sold any unregistered securities since 1988.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     Other than managing its interests in the Properties as discussed above, LKA has not engaged in any material operations during the years ended December 31, 2001, 2000, and 1999.

     Currently, Au Mining's payments on its Note are our only source of income. If we are able to rescind the sale of the Properties to Au Mining and enter into a new lease agreement, our plan of operation for the next 12 months, assuming favorable market conditions, will be to raise the required equity funding under that agreement for the purpose of expanding and/or developing additional ore bearing zones within the Golden Wonder mine. We currently anticipate that should such a program be undertaken, LKA would be entitled to an increased royalty percentage, up to 40% for an additional investment of up to $2 million. As of the date of this filing, these discussions with Au Mining have not been finalized.

     We expect that any anticipated funding will take place through the private placement of our common or preferred stock pursuant to applicable exemptions from registration provided by Regulation D of the Securities and Exchange Commission.

     LKA and Au Mining both believe that it will take at least $1 million to begin the development of substantial additional ore bearing zones within the Golden Wonder Property. We can not assure you that we will be successful in raising the required amounts.

     Safe Harbor Statement.
     ----------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of LKA. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in this Annual Report: general economic or industry conditions nationally and/or in the communities in which we conduct business; fluctuations in global gold and silver markets; legislation or regulatory requirements, including environmental requirements; conditions of the securities markets; competition;
our ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. LKA does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  4
Consolidated Statements of Operations. . . . . . . . . . . . .  6

Consolidated Statements of Stockholders' Equity (Deficit). . .  7

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  8

Notes to the Consolidated Financial Statements . . . . . . . . 10

                   INDEPENDENT AUDITORS' REPORT


To the Stockholders of
LKA International, Inc.
(A Development Stage Company)
Gig Harbor, Washington

We have audited the accompanying consolidated balance sheets of LKA International, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001, 2000, and 1999, and from inception of the development stage on January 1, 1997 through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA International, Inc. (a development stage company) as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for the years ended December 31, 2001, 2000, and 1999 and from inception of the development stage on January 1, 1997 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As explained in Note 5, this Company has incurred significant losses since inception and has had no significant revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates

HJ & Associates, LLC
Salt Lake City, Utah
January 28, 2003

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                 December 31,  December 31,
                                                    2001          2000
                                                 ------------  ------------
CURRENT ASSETS

 Cash                                              $         -   $  62,332
 Due from affiliates (Note 3)                            2,500       3,750
 Current portion of note receivable (Note 2)            83,784      13,558
 Accrued interest receivable                           144,664      11,092
 Other assets                                            3,300      13,063
 Investment in trading securities (Note 4)                   -      63,525
                                                   -----------   ---------
  Total Current Assets                                 234,248     167,320
                                                   -----------   ---------
OTHER ASSETS

 Long-term portion of notes receivable (Note 2)      1,589,030   1,659,256
                                                   -----------   ---------
  Total Other Assets                                 1,589,030   1,659,256
                                                   -----------   ---------
  TOTAL ASSETS                                     $ 1,823,278  $1,826,576
                                                   ===========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  December 31,   December 31,
                                                     2001           2000

CURRENT LIABILITIES

 Accounts payable                                 $      8,615  $    5,784
 Margin trading account                                      -      38,119
 Accrued management fees                                     -       3,300
 Note payable                                           10,000      10,000
 Notes payable - related party (Note 3)                 62,803      62,803
 Accrued interest-related party (Note 3)                23,227      16,946
 Due to officer (Note 3)                                49,000           -
 Current portion of related party
  liability (Note 2)                                   151,710     167,464
 Current portion of deferred gain on
  sale of asset (Note 2)                                45,327       7,335
                                                  ------------  ----------
  Total Current Liabilities                            350,682     311,751
                                                  ------------  ----------
LONG TERM LIABILITIES

 Long term related party liability (Note 2)            688,968     659,649
 Long term deferred gain on sale of asset (Note 2)     803,855     841,847
                                                  ------------  ----------
  Total Long Term Liabilities                        1,492,823   1,501,496
                                                  ------------  ----------
  Total Liabilities                                  1,843,505   1,813,247
                                                  ------------  ----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; $0.001 par value, 50,000,000 shares
  authorized, 7,269,136 shares issued and outstanding    7,269       7,269
 Additional paid-in capital                          5,426,894   5,426,894
 Deficit accumulated prior to the development stage (5,266,840) (5,204,089)
 Deficit accumulated during the development stage     (187,550)   (216,745)
                                                  ------------  ----------
  Total Stockholders' Equity (Deficit)                 (20,227)     13,329
                                                  ------------  ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $  1,823,278  $1,826,576
                                                  ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                            For the                January 1,
                                          Years Ended             1997 Through
                                          December 31,            December 31,
                                  2001       2000       1999          2001
REVENUES                    $       -   $        -  $         -   $        -

OPERATING EXPENSES

 General and administrative    85,608      195,101       94,883      483,711
                             --------   ----------  -----------   ----------
   Total Operating Expenses    85,608      195,101       94,883      483,711
                             --------   ----------  -----------   ----------
OPERATING LOSS                (85,608)    (195,101)     (94,883)    (483,711)
                             --------   ----------  -----------   ----------
OTHER INCOME (EXPENSE)

 Interest expense              (9,329)     (24,161)     (14,327)     (76,652)
 Loss on investment                 -            -            -      (23,000)
 Interest income               73,382       74,951       49,441      220,546
 Royalties income                   -            -       29,811      110,444
 Gain on sale of asset              -       55,200       27,602       82,801
 Unrealized gains (losses)
  on securities                     -      (62,808)     103,746       48,932
 Realized losses on
  securities                  (12,001)     (65,725)      (7,275)     (85,001)
 Other income                       -          899          707       18,091
                             --------   ----------  -----------   ----------
   Total Other Income
   (Expense)                   52,052      (21,644)     189,705      296,161
                             --------   ----------  -----------   ----------
NET INCOME (LOSS)            $(33,556)  $ (216,745) $    94,822   $ (187,550)
                             ========   ==========  ===========   ==========
BASIC NET INCOME (LOSS) PER
SHARE                        $  (0.00)  $    (0.03) $      0.01
                             ========   ==========  ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING         7,269,136    7,269,136    7,281,707
                            =========   ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                   Accumulated
                                                                      Since
                                                      Deficit    Inception of
                                                 Accumulated   the Development
                                     Additional  Prior to the      Stage on
                       Common Stock   Paid-in    Development       January 1,
                      Shares  Amount  Capital        Stage            1997
Balance at inception
of development stage,
January 1, 1997     8,067,184 $ 8,067 $5,451,095   $(5,266,840)   $       -

Net loss for the
year ended December
31, 1997                    -       -          -             -      (33,384)

Balance, December
31, 1997            8,067,184   8,067  5,451,095    (5,266,840)     (33,384)

Net income for the
year ended December
31, 1998                    -       -          -             -        1,313

Balance, December
31, 1998            8,067,184   8,067  5,451,095    (5,266,840)     (32,071)

Repurchase and
cancellation
of common stock      (798,048)   (798)   (24,201)            -            -

Net income for the
year ended December
31, 1999                    -       -          -             -       94,822

Balance, December
31, 1999            7,269,136   7,269  5,426,894    (5,266,840)      62,751

Net loss for the
year ended December
31, 2000                    -       -          -             -     (216,745)

Balance, December
31, 2000            7,269,136   7,269  5,426,894    (5,266,840)    (153,994)

Net loss for the
year ended December
31, 2001                    -       -          -             -      (33,556)

Balance, December
31, 2001            7,269,136 $ 7,269 $5,426,894   $(5,266,840)   $(187,550)

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows

                                                                     >From

                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                            For the                January 1,
                                          Years Ended             1997 Through
                                          December 31,            December 31,
                                  2001       2000       1999          2001
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net income (loss) from
 operations                  $ (33,556)  $(216,745)   $   94,822  $  (187,550)
 Items to reconcile net
 income (loss) to net cash
 provided by (used) operating
 activities:
  Allowance for loss on
  investment                         -           -             -       23,000
  Bad debt expense              15,625           -             -       15,625
  Unrealized (gain) loss on
  investments                        -      62,808             -      (40,938)
  Realized loss on investments  12,001      65,725             -       85,001
Changes in operating assets
and liabilities:
  (Increase) decrease in other
  assets                             -      (3,750)       63,835       60,085
  (Increase) decrease in
  interest receivable         (134,885)     14,296       (25,388)    (145,977)
  Increase in accounts payable  16,397      63,873       769,024      849,294
  Increase (decrease) in
  margin account               (38,119)    (86,506)      100,612            -
  Increase (decrease) in
  accrued expenses              51,981     (10,403)       26,485       53,778
  Increase (decrease) in
  deferred income                    -     (55,200)      904,381      849,181
                             ---------   ---------   -----------   ----------
    Net Cash Provided (Used)
    by Operating Activities   (110,556)   (165,902)    1,933,771    1,561,499

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Increase in notes receivable        -     (13,062)   (1,795,853)  (1,808,915)
 Disposal of property                -           -       110,177      110,177
 Investment purchases          (25,132)   (134,071)     (276,083)    (418,701)
 Investment proceeds            73,356     274,982             -      348,338
 Proceeds from note receivable       -      72,019        60,366      202,747
                             ---------   ---------   -----------   ----------
    Net Cash Provided (Used)
    by Investing Activities     48,224     199,868    (1,901,393)  (1,566,354)

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)

                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                            For the                January 1,
                                          Years Ended             1997 Through
                                          December 31,            December 31,
                                  2001       2000       1999          2001
CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from notes payable         -           -             -       32,547
 Payment on notes payable -
 related                             -           -             -      (12,915)
 Repurchase of common stock          -           -       (24,999)     (24,999)
                             ---------   ---------   -----------   ----------
    Net Cash Used by
    Financing Activities     $       -   $       -   $   (24,999)  $   (5,367)

INCREASE (DECREASE) IN CASH  $ (62,332)  $  33,966   $     7,379   $  (10,222)

CASH AT BEGINNING OF PERIOD     62,332      28,366        20,987       10,222
                             ---------   ---------   -----------   ----------
CASH AT END OF PERIOD        $       -   $  62,332   $    28,366   $        -
                             =========   =========   ===========   ==========
CASH PAID FOR:

  Interest                   $   3,048   $  17,864   $     8,090   $   20,912
  Income taxes               $       -   $       -   $         -   $        -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                December 31, 2001, 2000, and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated financial statements presented are those of LKA International, Inc. (the Company), a Delaware corporation, its majority owned partnership and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation. The Company was incorporated on March 15, 1988, under the laws of the State of Delaware. The Company was engaged in natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return. The Company has yet to begin operations and is seeking attractive opportunities to acquire or merge with.

a.  Accounting Methods

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.
b.  Basic Income (Loss) Per Share
                                            For the Years Ended
                                                December 31,
                                    2001           2000           1999

       Net income (loss) from
       operations (numerator)   $   (33,556)  $  (216,745)   $  94,822

       Weighted average number
       of shares outstanding
       (denominator)              7,269,136     7,269,136    7,281,707
                                -----------   -----------    ---------
       Income (loss) per share  $     (0.00)  $     (0.03)   $    0.01

                                ===========   ===========    =========

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                December 31, 2001, 2000, and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2001 and 2000:

                                                 2001         2000
                                               ----------   ----------
       Deferred tax liabilities:                        -            -
                                               ----------   ----------
       Related Party Accruals                  $        -   $        -
                                               ==========   ==========


       Deferred tax assets:                       484,300      471,300
                                               ----------   ----------
       NOL Carryover                           $  484,300   $  471,300
                                               ==========   ==========

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2001 and 2000 as follows:

                                                 2001          2000

       Income tax benefit at statutory rate    $  484,300   $  471,300
       Valuation allowance                       (484,300)    (471,300)
                                               ----------   ----------
                                               $        -   $        -
                                               ==========   ==========

The provision for income taxes charged to operations for the years ended December 31, 2001 and 2000 consist of the following:

                                                 2001          2000

       Income tax benefit at statutory rate
       (39%)                                   $      100   $      100
       Change in valuation allowance                 (100)        (100)
                                               ----------   ----------
                                               $        -   $        -
                                               ==========   ==========

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                December 31, 2001, 2000, and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Income Taxes (Continued)

At December 31, 2001, the Company had net operating loss carryforwards of $1,241,900 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2001 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

d.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e.  Principles of Consolidation

The consolidated financial statements include those of LKA International, Inc. (the Company) and its 100% owned subsidiary LKA International, Inc. All significant intercompany accounts and transactions have been eliminated.

f.  Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.  Revenue Recognition Policy

The Company currently has no source of revenues. Prior to the sale of mining property during the fiscal year ended December 31, 1999 (see Note 2), the Company leased the mining properties in exchange for royalty payments based on the amount of ore removed from the mines. Revenue recognition policies for new activities and operations will be determined when principal operations begin.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                December 31, 2001, 2000, and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Recent Accounting Pronouncements

During the year ended December 31, 2001, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was not significant.

NOTE 2 - SALE OF PROPERTY

On July 2, 1999, the Company sold property in Colorado to AU Mining, Inc. for a note receivable of $1,795,853. The note receivable bears interest at 8% per annum, requires quarterly payments of $50,000 with the remaining balance payable via lump sum on July 1, 2004. The Note is secured by a Deed of Trust on the Properties. Based on the provisions of paragraphs 11-12 and 53-54 of Financial Accounting Standard (FAS) 66: Accounting for Sales of Real Estate, the buyer's initial and continuing investment was inadequate to demonstrate a commitment to pay for the obligation. As such, the Company's gain on the sale has been deferred. As of December 31, 2001, the Company had received $351,286 in payments on the note. See Note 6.

The Company had a 100% interest in the land, but only holds a 54.1% interest in the note receivable, as the Company had assigned 45.9% of the future proceeds and benefits from the land to Caldera Partners Limited Partnership (Caldera) in 1982. The Chief Executive Officer of the Company also owns a controlling interest in Caldera, and as such, Caldera is considered to be a related party.

As of December 31, 2001, and 2000, the Company owes Caldera $888,665 and $827,113, respectively. These amounts represent 45.9% of the total note receivable as well as 45.9% of all recognized interest income associated with the note. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee of $47,987 and $-0- as of December 31, 2001 and 2000, respectively.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                December 31, 2001, 2000, and 1999


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments were made during the years ended December 31, 2001 and 2000. Accrued interest related to this note was $19,509 as of December 31, 2001.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments were made during the years ended December 31, 2001 and 2000. Accrued interest related to this note was $3,718 as of December 31, 2001.

The Company pays a company owned by an officer and shareholder $750 per month for office rent and expenses. That company also holds the Company's securities and handles investment transactions for it.

During the year ended December 31, 2000 the Company paid $5,000 in legal fees on behalf of related parties. The Company has collected $1,250 as of December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the Company forgave an additional $1,250 of this balance, leaving a balance of $2,500 due from affiliates.

The Company owed its Chief Executive Officer and sole employee $49,000 and $3,000 for unpaid salaries as of December 31, 2001 and 2000, respectively.

NOTE 4 - SECURITIES AND INVESTMENTS

The Company has traditionally maintained a diverse portfolio of investments in marketable equity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. All securities owned are held for resale in anticipation of short-term fluctuations in market prices, and are therefore classified as trading securities. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income. The value of these securities held by the Company was $-0- and $63,525 as of December 31, 2001, and 2000, respectively.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                December 31, 2001, 2000, and 1999


NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has incurred significant losses since inception and has had no significant revenues. The Company's ability to continue as a going concern is dependent upon obtaining additional working capital from new mining activities and development contracts, and the sales of assets, stock or other securities. The Company has little cash, but will benefit from payments to be made on their notes and related interest receivable of $1,817,478 from the sale of land (see Note 2). Additionally, management has committed to meeting the ongoing administrative expenses of the Company.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent Collections

Subsequent to the year ended December 31, 2001, the Company has received $427,453 in payments related to the AU mining Company note receivable. See
Note 2.

Notification of Possible Environmental Remediation Liability

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the company of its desire to extend to the Ute-Ule Property (See Note
2) certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands.
The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. As of January 28, 2003, the BLM is still in the process of preparing a written response to public comments received concerning the EE/CA. Once the public comments have been evaluated, the BLM will select an overall site clean-up plan and will determine the final engineering plans. The BLM will then enter into the process of implementing those plans.

Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the BLM and EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the owner. The BLM has taken the position that the Company will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and the Company's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and the Company intends to vigorously defend itself. However, the Company is in the very early stages of this process and can not accurately predict what the ultimate liability, if any, will be.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     During the past two fiscal years, and since then, there have been no changes in our independent accountants or any disagreements with our independent accountants on accounting and financial disclosure.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                   Date of         Date of
                     Positions     Election or     Termination
Name                 Held          Designation     or Resignation
----                  ----         -----------     ---------------

Kye A. Abraham        President      3/88           *
                      Chairman of
                      the Board      3/88           *
                      Director       3/88           *

Nanette Abraham       Secretary      1990           *
                      Director       1990           *
                      Treasurer     12/02           *


     *  These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Kye Abraham, President, Chairman of the Board and Director. Mr. Abraham is 44 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board, sole shareholder and a director of Abraham & Co., Inc., a registered NASD broker/dealer. Mr. Abraham is also the Managing Partner of Caldera.

     Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 45, has been employed by Frank Russell and Company, a worldwide financial consulting company, since 1991. She currently serves as a Research Associate. From 1998 to 2002, Ms. Abraham was a Technical Assistant and was an Administrative Assistant since 1991. She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

Significant Employees.
----------------------

     LKA has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

     Our President, Kye Abraham, is the husband of Nanette Abraham, who is our Secretary/Treasurer.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of LKA:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Our President, Kye Abraham, and the CDM Trust, which is controlled by Mr. Abraham, filed Form 3 Initial Statements of Beneficial Ownership of Securities with the Securities and Exchange Commission on September 27, 1988. Mr. Abraham filed Form 4 Statements of Changes in Beneficial Ownership of Securities on January 6, 1989; February 8, 1989; May 1, 1989; and January 10, 2003.

     Our Secretary/Treasurer, Nanette Abraham, filed a Form 3 with the Securities and Exchange Commission on January 10, 2003.

     We believe that each of these persons is currently in compliance with
Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by LKA for services rendered during the periods indicated:


                   SUMMARY COMPENSATION TABLE
                                       Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (c)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest-   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------

Kye
Abraham,   12/31/99  83,300  0       0          0     0         0       0
Pres.      12/31/00  83,300  0       0          0     0         0       0
Director   12/31/01  48,000  0       0          0     0         0       0

Nanette    12/31/99    0     0       0          0     0         0       0
Abraham,   12/31/00    0     0       0          0     0         0       0
Sec./Treas.12/31/01    0     0       0          0     0         0       0
Director


     Kye Abraham currently receives a salary of $8,000 per month for his services to LKA. We do not have any employment agreements with Mr. Abraham or with any other party.

                    Options/SAR Grants in Last Fiscal Year
                    --------------------------------------

                               Individual Grants
                               -----------------


  (a)                (b)           (c)            (d)              (e)
                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options/SARs   Employees in   Exercise or Base  Expiration
Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date
----              -----------    -----------    ------------      ----

None              -0-            -0-            -0-               -0-


Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which LKA's directors are compensated for any services provided as a director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from LKA, with respect to any director or executive officer of LKA that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with LKA or any subsidiary, any change in control of LKA, or a change in the person's responsibilities following a change in control of LKA.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of our common stock as of the date of this Report:


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class
----------------           ------------------           --------

Kye A. Abraham             2,293,522 (1)                32.0%
3724 47th Street Ct. NW
Gig Harbor, WA 98335


(1) Consists of 909,136 shares that are held in the name of Kye A. Abraham; 17,550 shares held in the names of Kye A. Abraham and Nanette Abraham; and 1,366,836 shares held by the CDM Trust, of which Mr. Abraham is the trustee.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of our directors and executive officers as of the date of this Report:



                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------

Kye A. Abraham             2,293,522 (1)            32.0%
3724 47th Street Ct. NW
Gig Harbor, WA 98335

Nanette Abraham                (2)                  (2)
3724 47th Street Ct. NW
Gig Harbor, WA 98335

All Directors and
Executive Officers
as a group                 2,293,522                32.0%
(2 persons)


(1) Consists of 909,136 shares that are held in the name of Kye A. Abraham; 17,550 shares held in the names of Kye A. Abraham and Nanette Abraham; and 1,366,836 shares held by the CDM Trust, of which Mr. Abraham is the trustee.

(2) As the spouse of Kye Abraham, Nanette Abraham may be deemed to beneficially own all 2,293,522 shares that Mr. Abraham beneficially owns.

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of LKA's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar years ended December 31, 2001 and 2000, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     Caldera Partners Limited Partnership has the right to receive 45.9% of the proceeds that we are entitled to receive from the Ute-Ule and Golden Wonder properties. Caldera is controlled and managed by our President, Kye A. Abraham.

     As of December 31, 2002, LKA owed Cognitive Associates Limited Partnership $56,828 in unpaid principal on a promissory note dated December 31, 1986. The note is unsecured and due on demand and accrues interest at 10% per year. We did not make any payments on this note during the calendar years ended December 31, 2001 and 2000. As of December 31, 2001, there was $19,509 in accrued interest on the note. Cognitive Associates is controlled by Mr. Abraham.

     As of December 31, 2001, we owed Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per year. We did not make any payments on this note during the calendar years ended December 31, 2001 and 2000. As of December 31, 2001, there was $3,718 in accrued interest on the note. Cognitive Intelligence is controlled by Mr. Abraham.

     We pay Abraham and Company a monthly rent of $750 for use of our office, telephone and office equipment. Abraham and Company is solely controlled by Mr. Abraham.

     During the calendar year ended December 31, 2000, LKA paid $5,000 in legal fees on Mr. Abraham's behalf. As of December 31, 2001, Mr. Abraham had repaid $1,250 of this amount and LKA had forgiven an additional $1,250. As of that date, Mr. Abraham owed us $2,500 on this loan.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2001 and 2000, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2001 and 2000, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     LKA has no parents.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2001 and 2000, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None.

Exhibits
--------

Exhibit
Number               Description
------               -----------

3.1                  Certificate of Incorporation

3.2                  By-Laws

10.1 Agreement and Plan of Merger and Reorganization between DiaEm Resources, Ltd., LKA Holdings, Inc. and LKA International, Inc.

10.2                 Sheriff's Deed

10.3                 Lease Purchase Agreement

10.4                 Promissory Note

10.5                 Deed of Trust

DOCUMENTS INCORPORATED BY REFERENCE

     S-4 Registration Statement, as amended, filed August 3, 1988.

     Annual Report on Form 10-KSB for the calendar year ended September 30, 1988, filed January 13, 1989.

Item 14.  Controls and Procedures.
          ------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LKA INTERNATIONAL, INC.


Date:  2/7/03                          By /s/ Kye A. Abraham
      -------------                      -------------------
                                         Kye A. Abraham
                                         President, Chairman of the Board and
                                         Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: 2/7/03                            /s/ Kye A. Abraham
     -------------                     -------------------
                                       Kye A. Abraham
                                       President, Chairman of the Board and
                                       Director


Date: 2/7/03                           /s/ Nanette Abraham
     -------------                     ---------------------
                                       Nanette Abraham
                                       Secretary/Treasurer and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kye A. Abraham, President of LKA International, Inc., certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of LKA International, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 2/7/03                                   /s/ Kye A. Abraham
      ------------                             ---------------------------
                                               Kye A. Abraham, President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Nanette Abraham, Secretary/Treasurer of LKA International, Inc., certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of LKA International, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 2/7/03                                   /s/ Nanette Abraham
      ------------                             ---------------------------
                                               Nanette Abraham, Secretary/
                                               Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of LKA International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Kye A. Abraham, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


     Dated: 2/7/03                             /s/ Kye A. Abraham
           ---------                          ----------------------------
                                              Kye A. Abraham, President

     Dated: 2/7/03                             /s/ Nanette Abraham
           ---------                          ----------------------------
                                              Nanette Abraham,
                                              Secretary/Treasurer