Form 10QSB
period 2002-03-31
LKA INTERNATIONAL INC /DE/
filed 2003-02-11
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-17106
                       ---------------------------


                         LKA INTERNATIONAL, INC.
                         -----------------------
   (Exact name of small business issuer as specified in its charter)


           Delaware                                    91-1428250
           --------                                    ----------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                         3724 47th Street Ct. N.W.
                      Gig Harbor, Washington  98335
                      -----------------------------
                 (Address of principal executive offices)

                              (253) 851-7486
                              --------------
                        Issuer's telephone number

                                   N/A
                                   ---
(Former name, former address and former fiscal year, if changed since last report)


       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             January 30, 2003

                                 7,169,136

Transitional Small Business Disclosure Format  Yes X   No
                                                  ---    ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

          The financial statements of LKA International, Inc., a Delaware corporation (referred to as "LKA," "we," "us," "our" or words of similar import in this Quarterly Report), required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of LKA for the periods then ended.



                            LKA INTERNATIONAL, INC.
                         (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 2002 and December 31, 2001



                           LKA INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                             March 31,           December 31,
                                               2002                  2001
                                            (Unaudited)
CURRENT ASSETS

 Cash                                     $     21,881        $           -

 Due from affiliates                             2,500                 2,500

 Current portion of note receivable            101,162                83,784
 Accrued interest receivable                    82,730               144,664

 Other assets and prepaid expenses               3,300                 3,300

 Investment in trading securities                9,744                    -

  Total Current Assets                         221,317               234,248

OTHER ASSETS

 Long-term portion of note receivable        1,571,651             1,589,030

  Total Other Assets                         1,571,651             1,589,030

  TOTAL ASSETS                            $  1,792,968        $    1,823,278


The accompanying notes are an integral part of these consolidated financial statements.


                          LKA INTERNATIONAL, INC.
                      (A Development Stage Company)
                 Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                March 31,        December 31,
                                                  2002              2001
                                               (Unaudited)


CURRENT LIABILITIES

 Accounts payable                         $      2,403        $         8,615

 Margin trading account                          3,389                     -

 Note payable                                   10,000                 10,000

 Notes payable - related party                  62,803                 62,803

 Accrued interest-related party                 24,797                 23,227

 Due to officer                                 16,800                 49,000

 Current portion of related party liability    191,292                151,710

 Current portion of deferred gain
  on sale of asset                            54,729                 45,327


  Total Current Liabilities                    366,213                350,682

LONG TERM LIABILITIES

 Long term related party liability             652,564                688,968

 Long term deferred gain on sale of asset      794,453                803,855


  Total Long Term Liabilities                1,447,017              1,492,823


  Total Liabilities                          1,813,230              1,843,505

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; $0.001 par value,
 50,000,000 shares authorized,
 7,269,136 shares issued and outstanding         7,269                  7,269

 Additional paid-in capital                  5,426,894              5,426,894

 Deficit accumulated prior to
  the development stage                     (5,266,840)            (5,266,840)

 Deficit accumulated during
 the development stage                        (187,585)              (187,550)

  Total Stockholders' Equity (Deficit)         (20,262)               (20,227)

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)          $ 1,792,968        $     1,823,278


The accompanying notes are an integral part of these consolidated financial statements.



                          LKA INTERNATIONAL, INC.
                      (A Development Stage Company)
                  Consolidated Statements of Operations
                               (Unaudited)


                                                                     From
                                                                  Inception of
                                                                 Development
                                                                  Stage on
                                                                  January 1,
                                 For the Three Months Ended      1997 Through
                                           March 31,               March 31,
                             2002              2001                  2002

REVENUES                     $         -       $        -         $        -


OPERATING EXPENSES

 General and administrative        14,458           20,152            498,169

  Total Operating Expenses         14,458           20,152            498,169

OPERATING LOSS                    (14,458)         (20,152)          (498,169)

OTHER INCOME (EXPENSE)
 Interest expense                  (1,872)          (2,771)           (78,524)

 Loss on investment                    -                -             (23,000)

 Interest income                   17,940           16,914            238,486

 Royalties income                      -                -             110,444

 Gain on sale of asset                 -                -              82,801

 Unrealized gains
 (losses) on securities              (320)          (8,570)            48,612

 Realized gain (losses)
 on securities                     (1,325)          (7,994)           (86,326)

 Other income                          -                -              18,091

  Total Other Income (Expense)     14,423           (2,421)           310,584

INCOME TAX EXPENSE                     -                -                  -

NET (LOSS)                   $        (35)     $   (22,573)       $  (187,585)

BASIC NET (LOSS) PER SHARE   $      (0.00)     $     (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING              7,269,136        7,269,136


The accompanying notes are an integral part of these consolidated financial statements.


                         LKA INTERNATIONAL, INC.
                      (A Development Stage Company)
        Consolidated Statements of Stockholders' Equity (Deficit)



                                                                  Deficit
                                                                 Accumulated
                                                                    Since
                                                Deficit      Inception of the
                                              Accumulated       Development
                              Additional     Prior to the          Stage
                Common Stock     Paid-in      Development       January 1,
                Shares       Amount Capital      Stage             1997


Balance at
inception of
development
stage, January
1, 1997          8,067,184  $   8,067  $  5,451,095  $(5,266,840) $        -

Net loss for
the year ended
December
31, 1997                -          -             -            -       (33,384)

Balance,
December
31, 1997         8,067,184      8,067     5,451,095   (5,266,840)     (33,384)

Net income
for the
year ended
December
31, 1998                -          -             -            -         1,313

Balance,
December
31, 1998         8,067,184      8,067     5,451,095   (5,266,840)     (32,071)

Repurchase and
cancellation
of common stock   (798,048)      (798)       (24,201)         -            -

Net income for
the year ended
 December
 31, 1999               -          -              -           -        94,822

Balance,
December
31, 1999         7,269,136      7,269      5,426,894  (5,266,840)      62,751

Net loss for
the year ended
December
31, 2000                -          -              -           -      (216,745)

Balance,
December
31, 2000         7,269,136      7,269      5,426,894  (5,266,840)    (153,994)

Net loss for
the year ended
December 31,
2001                    -          -              -           -       (33,556)

Balance,
December
31, 2001         7,269,136      7,269      5,426,894  (5,266,840)    (187,550)

Net loss for
the three months
ended March
31, 2002
(unaudited)             -          -              -           -           (35)

Balance,
March 31, 2002
(unaudited)      7,269,136 $    7,269     $5,426,894 $(5,266,840) $  (187,585)


The accompanying notes are an integral part of these consolidated financial statements.


                          LKA INTERNATIONAL, INC.
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                               (Unaudited)


                                                                       From
                                                                  Inception of
                                                                  Development
                                                                   Stage on
                                                                   January 1,
                                  For the Three Months Ended     1997 Through
                                         March 31,                 March 31,
                                 2002           2001           2002


CASH FLOWS FROM
OPERATING ACTIVITIES

 Net loss from operations   $          (35)     $    (22,573)  $    (187,585)

 Items to reconcile net
  loss to net cash provided
  by (used) operating
  activities:

  Allowance for loss
   on investment                        -                 -            23,000

  Bad debt expense                      -                 -            15,625

  Unrealized (gain)
   loss on investments                 320             8,570          (40,618)

  Realized loss on investments       1,325             7,994           86,326

 Changes in operating assets
  and liabilities:

  (Increase) decrease
   in other assets                      -                 -            60,085

  (Increase) decrease in
    interest receivable             61,934           (33,393)         (84,043)

  Increase (decrease)
  in accounts payable               (6,211)           (3,284)         843,083

  Increase (decrease)
  in margin account                  3,389           (11,314)           3,389

  Increase (decrease)
  in accrued expenses              (27,452)            5,019           26,326

  Increase (decrease)
  in deferred income                    -                 -           849,181

  Net Cash Provided
  (Used) by Operating
  Activities                        33,270           (48,981)       1,594,769

CASH FLOWS FROM
 INVESTING ACTIVITIES

 Increase in notes receivable           -                 -        (1,808,915)

 Disposal of property                   -                 -           110,177

 Investment purchases              (21,571)           (8,830)        (440,272)

 Investment proceeds                10,182             9,385          358,520

 Proceeds from note receivable          -                 -           202,747

   Net Cash Provided (Used)
    by Investing Activities        (11,389)              555       (1,577,743)



The accompanying notes are an integral part of these consolidated financial statements.


                         LKA INTERNATIONAL, INC.
                      (A Development Stage Company)
            Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)



                                                                      From
                                                                Inception of
                                                                 Development
                                                                   Stage on
                                                                  January 1,
                                 For the Six Months Ended        1997 Through
                                         March 31,                 March 31,
                                 2002               2001              2002


CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable          $      -    $        -  $      32,547

 Payment on notes payable - related          -             -        (12,915)

 Repurchase of common stock                  -             -        (24,999)

  Net Cash Used by
   Financing Activities               $      -     $       -  $      (5,367)

INCREASE (DECREASE) IN CASH           $  21,881    $ (48,426) $      11,659

CASH AT BEGINNING OF PERIOD                  -        62,332         10,222

CASH AT END OF PERIOD                 $  21,881    $  13,906  $      21,881

CASH PAID FOR:

 Interest                             $     300    $     300  $      21,212

 Income taxes                         $      -     $      -   $          -


The accompanying notes are an integral part of these consolidated financial statements.

                              LKA INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information note misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SALE OF PROPERTY

On July 2, 1999, the Company sold property in Colorado to AU Mining, Inc. for a note receivable of $1,795,853. The note receivable bears interest at 8% per annum, requires quarterly payments of $50,000 with the remaining balance payable via lump sum on July 1, 2004. The note is secured by a Deed of Trust on the properties. Based on the provisions of paragraphs 11-12 and 53-54 of Financial Accounting Standard (FAS) 66: Accounting for Sales of Real Estate, the buyer's initial and continuing investment was inadequate to demonstrate a commitment to pay for the obligation. As such, the Company's gain on the sale has been deferred. As of March 31, 2002, the Company had received $446,286 in payments on the note. See Note 5.

The Company had a 100% interest in the land, but only holds a 54.1% interest in the note receivable, as the Company had assigned 45.9% of the future proceeds and benefits from the land to Caldera Partners Limited Partnership (Caldera) in 1982. The Chief Executive Officer of the Company also owns a controlling interest in Caldera, and as such, Caldera is considered to be a related party.

                       LKA INTERNATIONAL, INC.
                    (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                  March 31, 2002 and December 31, 2001


NOTE 2 -  SALE OF PROPERTY (continued)

As of March 31, 2002, and December 31, 2001, the Company owes Caldera $903,843 and $888,665, respectively. These amounts represent 45.9% of the total note receivable as well as 45.9% of all recognized interest income associated with the note. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee of $59,987 and 47,987 as of March 31, 2002, and December 31, 2001, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2002 and the year ended December 31, 2001. Accrued interest related to this note was $20,930 as of March 31, 2002, and $19,509 as of December 31, 2001.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2002 and the year ended December 31, 2001. Accrued interest related to this note was $3,867 as of March 31, 2002, and $3,718 as of December 31, 2001.

The Company pays a company owned by an officer and shareholder $750 per month for office rent and expenses. The affiliated Company also holds the Company's securities and handles investment transactions for it.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has incurred significant losses since inception and has had no significant revenues. The Company's ability to continue as a going concern is dependent upon obtaining additional working capital from new mining activities and development contracts, and the sales of assets, stock or other securities. The Company will continue to benefit from payments made on their notes and related interest receivable of $1,672,814 from the sale of land. Additionally, management has committed to meeting the ongoing administrative expenses of the Company.

                      LKA INTERNATIONAL, INC.
                    (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                  March 31, 2002 and December 31, 2001


NOTE 5 - SUBSEQUENT EVENTS

Subsequent Collections

Subsequent to March 31, 2002, the Company has received $332,453 in payments related to the AU mining Company note receivable. See Note 2.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Except as discussed below, LKA has not engaged in any material operations during the years ended December 31, 2001, 2000, and 1999, or since 1989.

     LKA and Au Mining, Inc., a Colorado corporation ("Au Mining"), are currently negotiating the terms of a new Lease Agreement under which we plan to rescind our sale of the Ute-Ule silver mine and the Golden Wonder gold mine (the "Ute-Ule Property," the "Golden Wonder Property," or, collectively, the "Properties") to Au Mining, and to lease to Au Mining the Golden Wonder Property.

     Au Mining has tentatively agreed to pay us a royalty of about 10% of all proceeds received from the current workings of the Golden Wonder Property. In addition, we plan to assist Au Mining in raising up to $2 million to help fund new development on the Property, with the amount of our royalty to be adjusted based on the amount of funding that we are able to raise. We have not yet finalized the terms of the proposed Lease Agreement. If and when we enter into a definitive agreement, we will timely disclose its terms in a Current Report on Form 8-K or other suitable report to be filed with the Securities and Exchange Commission.

     Currently, Au Mining's payments on its promissory note are our only source of income. These payments include royalties totaling 10% of all proceeds that Au Mining receives, or is entitled to receive, less deductions for assaying, transportation costs, smelting charges and penalties, severance taxes and any state and federal royalties. If we are able to rescind the sale of the Properties to Au Mining and enter into the planned Lease Agreement with respect to the Golden Wonder Property, our plan of operation for the next 12 months, assuming favorable market conditions, is to raise the required equity funding under that Agreement for the purpose of expanding and developing additional ore bearing zones within the Golden Wonder mine. We currently anticipate that should such a program be undertaken, LKA would be entitled to an increased royalty percentage, up to 40% for an additional investment of up to $2 million, providing that such activities proved successful. As of the date of this filing, these discussions with Au Mining have not been finalized.

     We expect that this funding will take place through the private placement of our common or preferred stock pursuant to applicable exemptions from registration provided by Regulation D of the Securities and Exchange Commission.

     LKA and Au Mining both believe that at will take at least $1 million to begin the development of substantial additional ore bearing zones within the Golden Wonder property. We can not assure you that we will be successful in raising at least $1 million, or any amount at all.

     Safe Harbor Statement.
     ----------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of LKA. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in this Report: general economic or industry conditions nationally and/or in the communities in which we conduct business; fluctuations in global gold and silver markets; legislation or regulatory requirements, including environmental requirements; conditions of the securities markets; competition; our ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. LKA does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.   Controls and Procedures.
          ------------------------

     An evaluation was performed under the supervision and with the participation of LKA's management, including the President and the Secretary/Treasurer, regarding the effectiveness of the design and operation of LKA's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including the President and the Secretary/Treasurer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

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

     As discussed under "Costs and Effects of Compliance with Environmental Laws" of our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, we are currently engaged in settlement discussions with the federal Bureau of Land Management (the "BLM") over LKA's potential liability, if any, for clean-up costs on the Ute-Ule property. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. As of the date of this Report, management has had two meetings wtih the BLM in an effort to negotiate a settlement of this matter. The BLM has taken the position that LKA will be liable for the clean-up on the Ute-Ule property, with the timing of the clean-up, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself. However, we are in the very early stages of this process and we can not accurately predict what our ultimate liability, if any, will be.

     To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to LKA.

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

     No instrument defining the rights of the holders of any class of registered securities has been materially modified. No rights evidenced by any class of registered securities has been materially limited or qualified by the issuance or modification of any other class of securities.

          Recent Sales of Unregistered Securities.
          ----------------------------------------

     We have not sold any unregistered securities since 1988.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     No matter was submitted to a vote of our security holders during the period covered by this Report.

Item 5.   Other Information.
          ------------------

     None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          None; not applicable.

     (b)  Reports on Form 8-K.

          None; not applicable.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LKA INTERNATIONAL, INC.


Date: 2/7/03                         /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 2/7/03                         /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kye A. Abraham, President of LKA International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of LKA International, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 2/7/03                       Signature:  /s/ Kye A. Abraham
      ----------                               ---------------------------
                                               Kye A. Abraham

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Nanette Abraham, Secretary/Treasurer of LKA International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of LKA International, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:                               Signature: /s/ Nanette Abraham
                                               ---------------------
                                               Nanette Abraham
                                               Secretary/Treasurer

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of LKA International, Inc., (the "Company") on Form 10-QSB for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Kye A. Abraham, President, and Nanette Abraham, Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: 2/7/03                          /s/ Kye A. Abraham
           --------------                  -----------------------------
                                           Kye A. Abraham, President


     Dated: 2/7/03                          /s/ Nanette Abraham
           --------------                  -----------------------------
                                           Nanette Abraham, Secretary/
                                           Treasurer