Form 10QSB
period 2002-06-30
LKA INTERNATIONAL INC /DE/
filed 2003-02-11
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                     June 30, 2002 and December 31, 2001


                           LKA INTERNATIONAL, INC.
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                June 30,         December 31,
                                                  2002               2001
                                               (Unaudited)

CURRENT ASSETS

 Cash                                      $    101,179         $          -

 Due from affiliates                              2,500                 2,500

 Current portion of note receivable             102,304                83,784

 Accrued interest receivable                     22,734               144,664

 Other assets and prepaid expenses                3,300                 3,300

 Investment in trading securities                 7,056                    -

  Total Current Assets                          239,073               234,248

OTHER ASSETS

 Long-term portion of note receivable         1,529,808             1,589,030

  Total Other Assets                          1,529,808             1,589,030

  TOTAL ASSETS                             $  1,768,881         $   1,823,278


The accompanying notes are an integral part of these consolidated financial statements.


                          LKA INTERNATIONAL, INC.
                       (A Development Stage Company)
                    Consolidated Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                June 30,         December 31,
                                                  2002               2001
                                               (Unaudited)


CURRENT LIABILITIES

 Accounts payable                          $      3,232         $       8,615

 Margin trading account                              67                    -

 Note payable                                    10,000                10,000

 Notes payable - related party                   62,803                62,803

 Accrued interest-related party                  26,367                23,227

 Due to officer                                   3,300                49,000

 Current portion of related party liability     241,194               151,710

 Current portion of deferred gain
  on sale of asset                             55,347                45,327


  Total Current Liabilities                     402,310               350,682

LONG TERM LIABILITIES

 Long term related party liability              605,819               688,968

 Long term deferred gain on sale of asset       771,815               803,855


  Total Long Term Liabilities                 1,377,634             1,492,823


  Total Liabilities                           1,779,944             1,843,505

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; $0.001 par value,
  50,000,000 shares authorized,
  7,269,136 shares issued
  and outstanding                                 7,269                 7,269

 Additional paid-in capital                   5,426,894             5,426,894

 Deficit accumulated prior to the
  development stage                          (5,266,840)           (5,266,840)

 Deficit accumulated during the
  development stage                            (178,386)             (187,550)

  Total Stockholders' Equity (Deficit)          (11,063)              (20,227)

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)          $  1,768,881         $   1,823,278


The accompanying notes are an integral part of these consolidated financial statements.


                         LKA INTERNATIONAL, INC.
                      (A Development Stage Company)
                  Consolidated Statements of Operations
                               (Unaudited)


                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                                                   January 1,
                       For the Three        For the Six          1997 Through
                       Months Ended         Months Ended            June 30,
                          June 30,            June 30,
                   2002           2001      2002        2001          2002

REVENUES          $        -     $        -  $        -  $      -  $       -

OPERATING
EXPENSES

 General and
  administrative       16,450         15,646      30,909    35,797    514,620

  Total Operating
   Expenses            16,450         15,646      30,909    35,797    514,620

OPERATING LOSS        (16,450)       (15,646)    (30,909)  (35,797)  (514,620)

OTHER INCOME
 (EXPENSE)

 Interest expense      (1,928)        (2,500)     (3,800)   (5,271)   (80,452)

 Loss on investment        -              -           -         -     (23,000)

 Interest income       17,866         16,864      35,806    33,777    256,352

 Royalties income          -              -           -         -     110,444

 Gain on sale
  of asset             22,020             -       22,020        -     104,821

 Unrealized gains
  (losses)
  on securities       (11,828)        32,312     (12,148)   23,742     36,784

 Realized gain
  (losses) on
  securities           (1,063)       (16,187)     (2,388)  (24,180)   (87,389)

 Other income             584             -          583        -      18,674

  Total Other
   Income (Expense)    25,651         30,489      40,073    28,068    336,234

INCOME TAX EXPENSE         -              -           -         -          -

NET INCOME (LOSS)  $    9,201   $     14,843  $    9,164  $ (7,729) $(178,386)

BASIC NET INCOME
 (LOSS) PER SHARE  $     0.00   $       0.00  $     0.00  $  (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING        7,269,136      7,269,136   7,269,136   7,269,136


The accompanying notes are an integral part of these consolidated financial statements.


                         LKA INTERNATIONAL, INC.
                      (A Development Stage Company)
        Consolidated Statements of Stockholders' Equity (Deficit)

                                                                      Deficit
                                                                   Accumulated
                                                                       Since
                                                  Deficit     Inception of the
                                                Accumulated       Development
                                    Additional  Prior to the        Stage on
                     Common Stock     Paid-in   Development        January 1,
                    Shares     Amount  Capital      Stage             1997


Balance at
 inception of
 development
 stage,
 January 1, 1997  8,067,184    $8,067  $5,451,095  $(5,266,840) $        -

Net loss for
 the year ended
 December 31,
 1997                    -         -           -            -       (33,384)

Balance,
December 31,
1997              8,067,184     8,067   5,451,095   (5,266,840)     (33,384)

Net income for
the year ended
December 31,
1998                     -         -           -            -         1,313

Balance,
December 31,
1998              8,067,184     8,067   5,451,095   (5,266,840)     (32,071)

Repurchase and
cancellation
 of common stock   (798,048)     (798)    (24,201)          -            -

Net income for
the year ended
 December 31,
 1999                    -         -           -            -        94,822

Balance,
December 31,
 1999             7,269,136     7,269   5,426,894   (5,266,840)      62,751

Net loss for
 the year ended
 December 31,
 2000                    -         -           -            -      (216,745)

Balance,
 December 31,
 2000             7,269,136     7,269   5,426,894   (5,266,840)    (153,994)
Net loss for
 the year ended
 December 31,
 2001                    -         -           -            -       (33,556)

Balance,
 December 31,
 2001             7,269,136     7,269   5,426,894   (5,266,840)    (187,550)

Net income for
 the six months
 ended June 30,
 2002 (unaudited)        -         -           -            -        9,164

Balance, June 30,
2002
(unaudited)       7,269,136    $7,269  $5,426,894  $(5,266,840)  $(178,386)


The accompanying notes are an integral part of these consolidated financial statements.


                         LKA INTERNATIONAL, INC.
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                               (Unaudited)


                                                                       From
                                                                 Inception of
                                                                 Development
                                                                   Stage on
                                                                  January 1,
                                 For the Six Months Ended        1997 Through
                                         June 30,                  June 30,
                                 2002               2001              2002


CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net income (loss)
 from operations                 $         9,164    $     (7,729)  $ (178,386)

 Items to reconcile net
 income (loss) to net
 cash provided (used)
 by operating activities:

  Allowance for loss
    on investment                              -              -        23,000

  Bad debt expense                             -           1,250       15,625

  Unrealized (gain)
   loss on investments                     12,148        (23,742)     (28,790)

  Realized loss on
   investments                              2,388         24,180       87,389

 Changes in operating
  assets and liabilities:
  Decrease in other assets                     -              -        60,085

  (Increase) decrease in
   interest receivable                    121,930        (66,786)     (24,047)

  Increase (decrease) in
   accounts payable                        (5,383)        (1,782)     843,911

  Increase in margin account                   67          2,318           67

  Increase (decrease) in
   accrued expenses                       (36,225)        22,906       17,553

  Increase (decrease) in
   deferred income                        (22,020)            -       827,161

   Net Cash Provided (Used)
    by Operating Activities                82,069        (49,385)   1,643,568

CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in notes receivable                  -              -    (1,808,915)

 Disposal of property                          -              -       110,177

 Investment purchases                     (37,799)       (21,832)    (456,500)

 Investment proceeds                       16,207          9,385      364,545

 Proceeds from note receivable             40,702             -       243,449

   Net Cash Provided (Used)
   by Investing Activities                 19,110        (12,447)  (1,547,244)


The accompanying notes are an integral part of these consolidated financial statements.

                             LKA INTERNATIONAL, INC.
                           (A Development Stage Company)
                 Consolidated Statements of Cash Flows (Continued)
                                    (Unaudited)

                                                                       From
                                                                 Inception of
                                                                 Development
                                                                   Stage on
                                                                  January 1,
                                 For the Six Months Ended        1997 Through
                                         June 30,                  June 30,
                                 2002               2001              2002


CASH FLOWS FROM
 FINANCING ACTIVITIES

 Proceeds from
 notes payable                         -                    -          32,547

 Payment on notes
 payable - related                     -                    -         (12,915)

 Repurchase of common stock            -                    -         (24,999)

   Net Cash Used by
   Financing Activities         $      -            $       -     $    (5,367)

INCREASE (DECREASE) IN CASH     $ 101,179           $  (61,832)   $    90,957

CASH AT BEGINNING OF PERIOD            -                62,332         10,222

CASH AT END OF PERIOD           $ 101,179           $      500    $   101,179

CASH PAID FOR:

 Interest                       $     600           $      600    $    21,512

 Income taxes                   $      -            $       -     $        -


The accompanying notes are an integral part of these consolidated financial statements.

                          LKA INTERNATIONAL, INC.
                        (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                      June 30, 2002 and December 31, 2001

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information note misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -  SALE OF PROPERTY

On July 2, 1999, the Company sold property in Colorado to AU Mining, Inc. for a note receivable of $1,795,853. The note receivable bears interest at 8% per annum, requires quarterly payments of $50,000 with the remaining balance payable via lump sum on July 1, 2004. The note is secured by a Deed of Trust on the properties. Based on the provisions of paragraphs 11-12 and 53-54 of Financial Accounting Standard (FAS) 66: Accounting for Sales of Real Estate, the buyer's initial and continuing investment was inadequate to demonstrate a commitment to pay for the obligation. As such, the Company's gain on the sale has been deferred. As of June 30, 2002, the Company had received $580,008 in payments on the note. See Note 5.

The Company had a 100% interest in the land, but only holds a 54.1% interest in the note receivable, as the Company had assigned 45.9% of the future proceeds and benefits from the land to Caldera Partners Limited Partnership (Caldera) in 1982. The Chief Executive Officer of the Company also owns a controlling interest in Caldera, and as such, Caldera is considered to be a related party.

                         LKA INTERNATIONAL, INC.
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                   June 30, 2002 and December 31, 2001


NOTE 2 -  SALE OF PROPERTY (continued)

As of June 30, 2002, and December 31, 2001, the Company owes Caldera $919,000 and $888,665, respectively. These amounts represent 45.9% of the total note receivable as well as 45.9% of all recognized interest income associated with the note. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee of $71,987 and 47,987 as of June 30, 2002, and December 31, 2001, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the six months ended June 30, 2002 and the year ended December 31, 2001. Accrued interest related to this note was $22,350 as of June 30, 2002, and $19,509 as of December 31, 2001.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the six months ended June 30, 2002 and the year ended December 31, 2001.

Accrued interest related to this note was $4,017 as of June 30, 2002, and $3,718 as of December 31, 2001.

The Company pays a company owned by an officer and shareholder $750 per month for office rent and expenses. The affiliated Company also holds the Company's securities and handles investment transactions for it.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has incurred significant losses since inception and has had no significant revenues. The Company's ability to continue as a going concern is dependent upon obtaining additional working capital from new mining activities and development contracts, and the sales of assets, stock or other securities. The Company will continue to benefit from payments made on their notes and related interest receivable of $1,632,112 from the sale of land. Additionally, management has committed to meeting the ongoing administrative expenses of the Company.

                         LKA INTERNATIONAL, INC.
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                   June 30, 2002 and December 31, 2001


NOTE 5 - SUBSEQUENT EVENTS

Subsequent Collections

Subsequent to June 30, 2002, the Company has received $198,731 in payments related to the AU mining Company note receivable. See Note 2.

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

Dated:                               Signature: /s/ Nanette Abraham
                                               ---------------------
                                               Nanette Abraham
                                               Secretary/Treasurer

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of LKA International, Inc., (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Kye A. Abraham, President, and Nanette Abraham, Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002:

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