Form 10QSB
period 2002-09-30
LKA INTERNATIONAL INC /DE/
filed 2003-02-11
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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



                            LKA INTERNATIONAL, INC.
                        (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001


                             LKA INTERNATIONAL, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets


                                    ASSETS

                                               September 30,    December 31,
                                                  2002             2001
                                               (Unaudited)


CURRENT ASSETS

 Cash                                      $      226,988     $           -

 Due from affiliates                               22,500              2,500

 Current portion of note receivable                70,226             83,784

 Accrued interest receivable                       15,522            144,664

 Other assets and prepaid expenses                 11,300              3,300

 Investment in trading securities                  31,740                 -

  Total Current Assets                            378,276            234,248

OTHER ASSETS

 Long-term portion of note receivable           1,401,162          1,589,030

  Total Other Assets                            1,401,162          1,589,030

  TOTAL ASSETS                             $    1,779,438     $    1,823,278


The accompanying notes are an integral part of these consolidated financial statements.



                                LKA INTERNATIONAL, INC.
                              (A Development Stage Company)
                        Consolidated Balance Sheets (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                          September 30,        December 31,
                                              2002                2001
                                           (Unaudited)


CURRENT LIABILITIES

 Accounts payable                          $       4,419      $       8,615

 Margin trading account                            6,200                 -

 Note payable                                     10,000             10,000

 Notes payable - related party                    62,803             62,803

 Accrued interest-related party                   27,937             23,227

 Due to officer                                    3,300             49,000

 Current portion of related party liability      305,688            151,710

 Current portion of deferred gain
  on sale of asset                              37,992             45,327


  Total Current Liabilities                      458,339            350,682

LONG TERM LIABILITIES

 Long term related party liability               543,461            688,968

 Long term deferred gain on sale of asset        702,218            803,855


  Total Long Term Liabilities                  1,245,679          1,492,823


  Total Liabilities                            1,704,018          1,843,505

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; $0.001 par value,
  50,000,000 shares authorized,
  7,269,136 shares issued
  and outstanding                                  7,269              7,269

 Additional paid-in capital                    5,426,894          5,426,894

 Deficit accumulated prior to
 the development stage                        (5,266,840)        (5,266,840)

 Deficit accumulated during the
 development stage                               (91,903)          (187,550)


  Total Stockholders' Equity (Deficit)            75,420            (20,227)

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)          $   1,779,438      $   1,823,278


The accompanying notes are an integral part of these consolidated financial statements.



                           LKA INTERNATIONAL, INC.
                       (A Development Stage Company)
                     Consolidated Statements of Operations
                               (Unaudited)


                                                                     From
                                                                 Inception of
                                                                 Development
                                                                   Stage on
                       For the Three          For the Six          January 1,
                       Months Ended           Months Ended       1997 Through
                       September 30,          September 30,      September 30,
                   2002        2001        2002        2001        2002


REVENUES           $       -   $       -   $        -  $        -  $      -

OPERATING
 EXPENSES

 General and
  administrative         22,827     14,590       53,736     50,387    538,163

 Total
 Operating
 Expenses                22,827     14,590       53,736     50,387    538,163

OPERATING LOSS          (22,827)   (14,590)     (53,736)   (50,387)  (538,163)

OTHER INCOME
 (EXPENSE)

 Interest
 expense                 (1,870)    (2,198)      (5,670)    (7,469)   (82,322)

 Loss on
 investment                  -          -            -          -     (23,000)

 Interest income         16,661     16,863       52,467     50,641    273,013

 Royalties income            -          -            -          -     110,444

 Gain on sale
  of asset               86,951         -       108,971         -     191,772

 Unrealized gains
 (losses) on
 securities               7,568         -        (4,580)        -      45,068

 Realized gain
 (losses) on
 securities                 -      12,180       (2,388)   (12,001)    (87,389)

 Other income               -          -           583         -       18,674

 Total Other
 Income
 (Expense)             109,310     26,845      149,383     31,171     446,260

INCOME TAX
 EXPENSE                    -          -            -          -           -

NET INCOME
(LOSS)              $   86,483 $   12,255  $    95,647  $  (19,216) $ (91,903)

BASIC NET INCOME

 (LOSS) PER SHARE   $     0.01 $     0.00  $      0.01  $    (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING         7,269,136  7,269,136    7,269,136   7,269,136


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


Balance at
inception of
development stage,
January 1, 1997      8,067,184  $8,067  $5,451,095  $(5,266,840) $         -

Net loss for the
year ended
December 31, 1997           -       -           -            -        (33,384)

Balance,

December 31, 1997    8,067,184   8,067   5,451,095   (5,266,840)      (33,384)

Net income for
the year ended
December 31, 1998           -       -           -            -          1,313

Balance,
December 31, 1998    8,067,184   8,067   5,451,095   (5,266,840)      (32,071)

Repurchase and
cancellation
of common stock       (798,048)   (798)    (24,201)          -             -

Net income for
the year ended
December 31, 1999           -       -           -            -         94,822

Balance,
December 31, 1999    7,269,136   7,269   5,426,894   (5,266,840)       62,751

Net loss for the
year ended
December 31, 2000           -       -           -            -       (216,745)

Balance,
December 31, 2000    7,269,136   7,269   5,426,894   (5,266,840)     (153,994)

Net loss for the
year ended
December 31, 2001           -       -           -            -        (33,556)

Balance,
December 31, 2001    7,269,136   7,269   5,426,894   (5,266,840)     (187,550)

Net income for
the nine months
ended September
30, 2002
(unaudited)                 -       -           -            -         95,647

Balance,
September 30, 2002
(unaudited)          7,269,136  $7,269  $5,426,894  $(5,266,840)     $(91,903)


The accompanying notes are an integral part of these consolidated financial statements.



                            LKA INTERNATIONAL, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     From
                                                                 Inception of
                                                                  Development
                                                                    Stage on
                                                                   January 1,
                                   For the Nine Months Ended     1997 Through
                                         September 30,           September 30,
                                   2002               2001           2002


CASH FLOWS FROM
OPERATING ACTIVITIES

 Net income (loss)
 from operations                   $  95,647         $  (19,216)  $   (91,903)

 Items to reconcile net
 income (loss) to net
 cash provided by (used)
 operating activities:

  Allowance for loss
  on investment                            -                  -        23,000

  Bad debt expense                         -               1,250       15,625
  Unrealized (gain)
  loss on investments                   4,581                 -       (36,357)

  Realized loss on investments          2,388             12,001       87,389

 Changes in operating assets
  and liabilities:

  (Increase) decrease
   in other assets                     (8,000)            (5,550)      52,085

  (Increase) decrease in
   interest receivable                129,142           (100,179)     (16,835)

  Increase (decrease) in
   accounts payable                    (4,197)            (3,283)     845,097

  Increase (decrease)
  in margin account                     6,200            (38,109)       6,200

  Increase (decrease)
  in accrued expenses                 (32,519)            39,760       21,259

  Increase in due from affiliates     (20,000)                -       (20,000)

  Increase (decrease)
  in deferred income                 (108,971)                -       740,210

   Net Cash Provided (Used)
   by Operating Activities             64,271           (113,326)   1,625,770

CASH FLOWS FROM
 INVESTING ACTIVITIES

 Increase in notes receivable              -                  -    (1,808,915)

 Disposal of property                      -                  -       110,177

 Investment purchases                 (54,916)           (21,832)    (473,617)

 Investment proceeds                   16,207             73,356      364,545

 Proceeds from note receivable        201,426                 -       404,173

   Net Cash Provided (Used)
   by Investing Activities            162,717             51,524   (1,403,637)


The accompanying notes are an integral part of these consolidated financial statements.



                            LKA INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                                     From
                                                                 Inception of
                                                                  Development
                                                                    Stage on
                                                                   January 1,
                                   For the Nine Months Ended     1997 Through
                                         September 30,           September 30,
                                   2002               2001           2002


CASH FLOWS FROM
FINANCING ACTIVITIES

 Proceeds from notes payable               -                  -        32,547

 Payment on notes payable
  - related                                -                  -       (12,915)

 Repurchase of common stock                -                  -       (24,999)

   Net Cash Used by
   Financing Activities            $       -         $        -   $    (5,367)

INCREASE (DECREASE) IN CASH        $  226,988        $   (61,802) $   216,766

CASH AT BEGINNING OF PERIOD                -              62,332       10,222

CASH AT END OF PERIOD              $  226,988        $       530  $   226,988

CASH PAID FOR:

 Interest                          $      900        $       900  $    21,812

 Income taxes                      $       -         $        -   $        -


The accompanying notes are an integral part of these consolidated financial statements.

                            LKA INTERNATIONAL, INC.
                           (A Development Stage Company)
                  Notes to the Consolidated Financial Statements
                     September 30, 2002 and December 31, 2001


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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information note misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SALE OF PROPERTY

On July 2, 1999, the Company sold property in Colorado to AU Mining, Inc. for a note receivable of $1,795,853. The note receivable bears interest at 8% per annum, requires quarterly payments of $50,000 with the remaining balance payable via lump sum on July 1, 2004. The note is secured by a Deed of Trust on the properties. Based on the provisions of paragraphs 11-12 and 53-54 of Financial Accounting Standard (FAS) 66: Accounting for Sales of Real Estate, the buyer's initial and continuing investment was inadequate to demonstrate a commitment to pay for the obligation. As such, the Company's gain on the sale has been deferred. As of September 30, 2002, the Company had received $778,739 in payments on the note. See Note 5.

The Company had a 100% interest in the land, but only holds a 54.1% interest in the note receivable, as the Company had assigned 45.9% of the future proceeds and benefits from the land to Caldera Partners Limited Partnership (Caldera) in 1982. The Chief Executive Officer of the Company also owns a controlling interest in Caldera, and as such, Caldera is considered to be a related party.

                               LKA INTERNATIONAL, INC.
                           (A Development Stage Company)
                   Notes to the Consolidated Financial Statements
                       September 30, 2002 and December 31, 2001


NOTE 2 -  SALE OF PROPERTY (continued)

As of September 30, 2002, and December 31, 2001, the Company owes Caldera $933,136 and $888,665, respectively. These amounts represent 45.9% of the total note receivable as well as 45.9% of all recognized interest income associated with the note. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee of $83,987 and 47,987 as of September 30, 2002, and December 31, 2001,
respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the nine months ended September 30, 2002 and the year ended December 31, 2001. Accrued interest related to this note was $23,771 as of September 30, 2002, and $19,509 as of December 31, 2001.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the nine months ended September 30, 2002 and the year ended December 31, 2001. Accrued interest related to this note was $4,166 as of September 30, 2002, and $3,718 as of December 31, 2001.

The Company pays a company owned by an officer and shareholder $750 per month for office rent and expenses. The affiliated Company also holds the Company's securities and handles investment transactions for it.

During the nine months ended September 30, 2002 the Company paid $20,000 in legal fees on behalf of related parties.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has incurred significant losses since inception and has had no significant revenues. The Company's ability to continue as a going concern is dependent upon obtaining additional working capital from new mining activities and development contracts, and the sales of assets, stock or other securities. The Company will continue to benefit from payments made on their notes and related interest receivable of $1,471,388 from the sale of land. Additionally, management has committed to meeting the ongoing administrative expenses of the Company.

                               LKA INTERNATIONAL, INC.
                           (A Development Stage Company)
                   Notes to the Consolidated Financial Statements
                       September 30, 2002 and December 31, 2001


NOTE 5 -  SUBSEQUENT EVENT

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Except as discussed below, LKA has not engaged in any material operations during the year ended December 31, 2001, 2000, and 1999, or since 1989.

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

     Currently, Au Mining's payments on its promissory note are our only source of income. These payments include royalties totaling 10% of all proceeds that Au Mining receives, or is entitled to receive, less deductions for assaying, transportation costs, smelting charges and penalties, severance taxes and any state and federal royalties. If we are able to rescind the sale of the Properties to Au Mining and enter into the planned Lease Agreement with respect to the Golden Wonder Property, our plan of operation for the next 12 months, assuming favorable market conditions, is to raise the required equity funding under that Agreemetn for the purpose of expanding and developing additional ore bearing zones within the Golden Wonder mine. We currently anticipate that should such a program be undertaken, LKA would be entitled to an increased royalty percentage, up to 40% for an additional investment of up to $2 million, provided that such activities proved successful. As of the date of this filing, these discussions with Au Mining have not been finalized.

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

Dated:                               Signature: /s/ Nanette Abraham
                                               ---------------------
                                               Nanette Abraham
                                               Secretary/Treasurer

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of LKA International, Inc., (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Kye A. Abraham, President, and Nanette Abraham, Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002:

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