Form 10KSB
period 2002-12-31
LKA INTERNATIONAL INC /DE/
filed 2003-04-03
CIK 831355

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002
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
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:   December 31,
2002 - $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     March 31, 2003 - $4,876. There are approximately 4,875,614 shares of common voting stock of the Company held by non-affiliates. There is no "established trading market" for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes     No
                                                       ---    ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             March 31, 2003

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

     Because we had a 54.1% interest in the proceeds that we were entitled to receive from the Properties, we have the same interest in the Note receivable from Au Mining. As of December 31, 2002, we had received $913,521 in payments under the terms of the Note. We owed Caldera $946,384 and $888,665 as of December 31, 2002, and 2001, respectively. These amounts represent 45.9% of the entire Note receivable as well as 45.9% of all recognized interest income associated with the Note. Although we have recorded the full amount of the liability to Caldera as though full payment on the Note has been received, LKA is only obligated to pay to Caldera its respective share of Note payments only as such payments are actually collected. This obligation is reflected in the current portion of the Caldera payable, as it has been calculated as Caldera's percentage of all previous receipts plus Caldera's portion of receipts expected to be collected within one year. As of December 31, 2002, and December 31, 2001, respectively, the current portion of the amounts payable to Caldera related to the Note were $456,267 and $151,710. These amounts were partially offset by accrued management fees payable to LKA as a reimbursement for the salary of Mr. Abraham, who is a shared employee. These management fees totaled $95,987, and $47,987 as of December 31, 2002, and December 31, 2001, respectively.

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

     On February 10, 2003, which is subsequent to the period covered by this Report, we obtained from John A. Emery, Ph.D., a report concluding that the BLM has failed to demonstrate that mining wastes at the site are causing any significant environmental damage. The following are some of the principal reasons for this disagreement:

     * Henson Creek, which runs through the Property, and the nearby drinking water aquifers meet all Colorado water quality standards;

     * The BLM report is based on a series of "cascading," worst-case scenarios, which together are highly unlikely to happen;

     * The greatest environmental risk comes from leaching of metals from the soil and tailings, but the soil and rocks and the site are highly leach-resistant;

     * The native soils and rocks in the area have high levels of the two primary metals in question, lead and zinc, making remediation efforts even more futile;

     * The BLM report uses questionable sampling methodology such as using data from the most contaminated, non-representative samples;

     * A 1999 report published by the Colorado Department of Public Health indicate that the mining wastes on the Ute-Ule Property are not causing any environmental damage;

     * Since much of the mining waste has been on site for over 100 years, any environmental damage would be apparent by now, yet there is no demonstrated damage;

     * Due to the amount of earth-moving that would be required, any "remediation" efforts may actually increase environmental damage; and

     * Relatively inexpensive actions such as fencing and certain surface water run-on controls could be taken to address the BLM's more serious concerns.

     However, we are in the very early stages of this process and we can not accurately predict what our ultimate liability, if any, will be.


     Employees.
     ----------

     Kye A. Abraham is LKA's only full-time employee. Nanette K. Abraham assists with bookkeeping and administrative work, but receives no financial remuneration.

Risk Factors.
-------------

     Losses to Date.
     ---------------

     From January 1, 1997, through December 31, 2002, LKA has had cumulative net losses from operations of $582,011. During the same period, cumulative net losses have totaled $69,188. We have incurred significant losses since inception and have had no revenues in the past five years. There can be no assurance that we will be profitable in the future.

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

     As discussed under "Costs and Effects of Compliance with Environmental Laws" above, we are currently engaged in settlement discussions with the BLM over LKA's potential liability, if any, for clean-up costs on the Ute-Ule Property. These negotiations are in the very early stages as of the date of this Annual Report, and we can not estimate what portion of the BLM's estimated $4,317,000 cleanup cost, if any, we may ultimately be found liable for. Settlement discussions are expected to continue well into 2003.

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

Holders
-------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 1155. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     Other than managing its interests in the Properties as discussed above, LKA has not engaged in any material operations during the years ended December 31, 2002, and 2001.

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

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations. . . . . . . . . . . . .  6

Consolidated Statements of Stockholders' Equity  . . . . . . .  7

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  8

Notes to the Consolidated Financial Statements . . . . . . . . 10

                   INDEPENDENT AUDITORS' REPORT


To the Stockholders of
LKA International, Inc.
(A Development Stage Company)
Gig Harbor, Washington

We have audited the accompanying consolidated balance sheets of LKA International, Inc. (a development stage company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, and from inception of the development stage on January 1, 1997 through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA International, Inc. (a development stage company) as of December 31, 2002, and the consolidated results of their operations and cash flows for the years ended December 31, 2002 and 2001, and from inception of the development stage on January 1, 1997 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
March 26, 2003

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                 December 31,
                                                    2002
                                                 ------------
CURRENT ASSETS

 Cash                                              $   291,100
 Due from affiliates (Note 3)                           22,500
 Current portion of note receivable (Note 2)            80,524
 Accrued interest receivable                            12,003
 Prepaid expenses                                       32,200
 Other assets-related party (Note 3)                     3,300
 Investment in trading securities (Note 4)              30,000
                                                   -----------
  Total Current Assets                                 471,627
                                                   -----------
OTHER ASSETS

 Long-term portion of notes receivable (Note 2)      1,288,540
                                                   -----------
  Total Other Assets                                 1,288,540
                                                   -----------
  TOTAL ASSETS                                     $ 1,760,167
                                                   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  December 31,
                                                    2002
CURRENT LIABILITIES

 Accounts payable                                 $     18,055
 Margin trading account                                  6,289
 Note payable                                           10,000
 Notes payable - related party (Note 3)                 62,803
 Accrued interest-related party (Note 3)                29,507
 Due to officer (Note 3)                                 3,300
 Current portion of related party Liability (Note 2)   360,280
 Current portion of deferred gain on sale of asset
  (Note 2)                                              43,564
                                                  ------------
  Total Current Liabilities                            533,798
                                                  ------------
LONG TERM LIABILITIES

 Long term related party liability (Note 2)            490,116
 Long term deferred gain on sale of asset (Note 2)     641,118
                                                  ------------
  Total Long Term Liabilities                        1,131,234
                                                  ------------
  Total Liabilities                                  1,665,032
                                                  ------------
STOCKHOLDERS' EQUITY

 Common stock; $0.001 par value, 50,000,000 shares
  authorized, 7,169,136 shares issued and outstanding    7,169
 Additional paid-in capital                          5,423,994
 Deficit accumulated prior to the development stage (5,266,840)
 Deficit accumulated during the development stage      (69,188)
                                                  ------------
  Total Stockholders' Equity (Deficit)                  95,135
                                                  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,760,167
                                                  ============

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                     >From

                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                            For the                January 1,
                                          Years Ended             1997 Through
                                          December 31,            December 31,
                                       2002         2001            2002
REVENUES                                $        -  $         -   $        -

OPERATING EXPENSES
 Officer salaries                           48,000       49,013       97,013
 General and administrative                 50,300       36,595      484,998
                                        ----------  -----------   ----------
   Total Operating Expenses                 98,300       85,608      582,011
                                        ----------  -----------   ----------
OPERATING LOSS                             (98,300)     (85,608)    (582,011)
                                        ----------  -----------   ----------
OTHER INCOME (EXPENSE)

 Interest expense                           (7,792)      (9,329)     (84,444)
 Loss on investment                              -            -      (23,000)
 Interest income                            68,080       73,382      288,626
 Royalties income                                -            -      110,444
 Gain on sale of asset                     164,500            -      247,301
 Unrealized gains (losses)
  on securities                             (6,321)           -       42,611
 Realized losses on securities              (2,388)     (12,001)     (87,389)
 Other income                                  583            -       18,674
                                        ----------  -----------   ----------
   Total Other Income (Expense)            216,662       52,052      512,823
                                        ----------  -----------   ----------
INCOME (LOSS) PRIOR TO INCOME TAXES     $  118,362  $   (33,556)  $  (69,188)

INCOME TAX EXPENSE                               -            -            -
                                        ----------  -----------   ----------

NET INCOME (LOSS)                       $  118,362  $   (33,556)  $  (69,188)
                                        ==========  ===========   ==========
BASIC NET INCOME (LOSS) PER
SHARE                                   $     0.02  $     (0.00)
                                        ==========  ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      7,252,698    7,269,136
                                        ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity

                                                                     Deficit
                                                                   Accumulated
                                                                      Since
                                                      Deficit    Inception of
                                                 Accumulated   the Development
                                     Additional  Prior to the      Stage on
                       Common Stock   Paid-in    Development       January 1,
                      Shares  Amount  Capital        Stage            1997
Balance at inception
of development stage,
January 1, 1997     8,067,184 $ 8,067 $5,451,095   $(5,266,840)   $       -

Net loss for the
year ended December
31, 1997                    -       -          -             -      (33,384)
                    --------- ------- ----------   -----------    ---------
Balance, December
31, 1997            8,067,184   8,067  5,451,095    (5,266,840)     (33,384)

Net income for the
year ended December
31, 1998                    -       -          -             -        1,313
                    --------- ------- ----------  ------------    ---------
Balance, December
31, 1998            8,067,184   8,067  5,451,095    (5,266,840)     (32,071)

Repurchase and
cancellation
of common stock      (798,048)   (798)   (24,201)            -            -

Net income for the
year ended December
31, 1999                    -       -          -             -       94,822
                    --------- ------- ----------  ------------    ---------
Balance, December
31, 1999            7,269,136   7,269  5,426,894    (5,266,840)      62,751

Net loss for the
year ended December
31, 2000                    -       -          -             -     (216,745)
                    --------- ------- ----------  ------------    ---------
Balance, December
31, 2000            7,269,136   7,269  5,426,894    (5,266,840)    (153,994)

Net loss for the
year ended December
31, 2001                    -       -          -             -      (33,556)
                    --------- ------- ----------  ------------   ----------
Balance, December
31, 2001            7,269,136 $ 7,269 $5,426,894   $(5,266,840)   $(187,550)

Repurchased and
cancelled 100,000
shares of common
stock in exchange
for $3,000           (100,000)   (100)    (2,900)            -            -

Net income for the
year ended December
31, 2002                    -       -          -             -      118,362
                    --------- ------- ----------   -----------   ----------
Balance, December
31, 2002            7,169,136 $ 7,169 $5,423,994   $(5,266,840)  $  (69,188)
                    ========= ======= ==========   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows

                                                                     >From

                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                            For the                January 1,
                                          Years Ended             1997 Through
                                          December 31,            December 31,
                                        2002       2001              2002
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net income (loss)                      $  118,362  $ (33,556)     $ (69,188)
 Items to reconcile net income (loss)
 to net cash provided by (used)
 operating activities:
  Allowance for loss on investment               -          -         23,000
  Bad debt expense                               -     15,624         15,624
  Unrealized (gain) loss on investments      6,321          -        (34,616)
  Realized loss on investments               2,388     12,001         87,389
Changes in operating assets and
liabilities:
  (Increase) decrease in other  assets     (52,200)         -          7,885
  (Increase) decrease in interest
  receivable                               132,661   (134,885)       (13,316)
  Increase in accounts payable              19,157     16,397        868,451
  Increase (decrease) in margin account      6,289    (38,119)         6,289
  Increase (decrease) in accrued expenses  (39,420)    51,981         14,358
  Increase (decrease) in deferred income  (164,499)         -        684,682
                                         ---------  ---------     ----------
    Net Cash Provided (Used)
    by Operating Activities                 29,059   (110,556)     1,590,558
                                         ---------  ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in notes receivable                    -          -     (1,808,915)
 Disposal of property                            -          -        110,177
 Investment purchases                      (54,916)   (25,132)      (473,617)
 Investment proceeds                        16,207     73,356        364,545
 Proceeds from note receivable             303,750          -        506,497
                                         ---------   --------     ----------
    Net Cash Provided (Used)
    by Investing Activities                265,041     48,224     (1,301,313)
                                         ---------   --------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)

                                                                     >From

                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                            For the                January 1,
                                          Years Ended             1997 Through
                                          December 31,            December 31,
                                        2001       2000               2002
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                     -             -       32,547
 Payment on notes payable - related              -             -      (12,915)
 Repurchase of common stock                 (3,000)            -      (27,999)
                                         ---------   -----------   ----------
    Net Cash Used by
    Financing Activities                 $  (3,000)  $         -   $   (8,367)
                                         ---------   -----------   ----------
INCREASE (DECREASE) IN CASH              $ 291,100   $   (62,332)  $  280,878

CASH AT BEGINNING OF PERIOD                      -        62,332       10,222
                                         ---------   -----------   ----------
CASH AT END OF PERIOD                    $ 291,100   $         -   $  291,100
                                         =========   ===========   ==========
CASH PAID FOR:

  Interest                               $   1,254   $     3,048   $   20,912
  Income taxes                           $       -   $         -   $        -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2002 and 2001


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

b.  Basic Income (Loss) Per Share
                                      For the Years Ended
                                          December 31,
                                     2002           2001

       Net income (loss) from
       operations (numerator)   $   118,362   $   (33,556)

       Weighted average number
       of shares outstanding
       (denominator)              7,252,698     7,269,136
                                -----------   -----------
       Income (loss) per share  $      0.02   $     (0.00)
                                ===========   ===========

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                  December 31, 2002 and 2001


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

Net deferred tax liabilities consist of the following components as of December 31, 2002 and 2001:

                                                 2002         2001
                                               ----------   ----------
       Deferred tax assets:
          NOL Carryover                        $  448,576   $  484,300
          Unrealized gain                           2,465            -
                                               ----------   ----------
       Total Deferred Tax Assets                  451,041            -

       Deferred tax liabilities:                        -            -

       Valuation allowance                       (451,040)    (484,300)
                                               ----------   ----------
       Net deferred tax asset                  $        -   $        -
                                               ==========   ==========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                              2002
              2001

          Book income                 $            46,161             $
   (13,086     )
          Meal & Entertainment                        137
        89
          Unrealized gain                          (2,465 )
-
          NOL                                     (43,833 )
-
          Valuation allowance         $                 -           $      -

At December 31, 2002, the Company had net operating loss carryforwards of $1,150,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


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

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 1 -                       ORGANIZATION AND SIGNIFICANT ACCOUNTING
POLICIES (Continued)

i.  Reclassification of Prior Period Balances

Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2 -    SALE OF PROPERTY

On July 2, 1999, the Company sold property in Colorado to AU Mining, Inc. for a note receivable of $1,795,853. The note receivable bears interest at 8% per annum, requires quarterly payments of $50,000 with the remaining balance payable via lump sum on July 1, 2004. The note is secured by a Deed of Trust on the properties. Based on the provisions of paragraphs 11-12 and 53-54 of Financial Accounting Standard (FAS) 66: Accounting for Sales of Real Estate, the buyer's initial and continuing investment was inadequate to demonstrate a commitment to pay for the obligation. As such, the Company's gain on the sale has been deferred. As of December 31, 2002, the Company had received $913,521 in payments on the note. See Note 5.

The Company had a 100% interest in the land, but only holds a 54.1% interest in the note receivable, as the Company had assigned 45.9% of the future proceeds and benefits from the land to Caldera Partners Limited Partnership (Caldera) in 1982. The Chief Executive Officer of the Company also owns a controlling interest in Caldera, and as such, Caldera is considered to be a related party.

As of December 31, 2002, the Company owes Caldera $946,383. This amount represents 45.9% of the total note receivable as well as 45.9% of all recognized interest income associated with the note. This amount is then offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee of $95,987 as of December 31, 2002.

NOTE 3 -    RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership (a Company controlled and managed by the President and CEO of LKA) $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments were made during the year ended December 31, 2002. Accrued interest related to this note was $25,191 as of December 31, 2002.

The Company owes Cognitive Intelligence Limited Partnership (a Company controlled and managed by the President and CEO of LKA) $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments were made during the year ended December 31, 2002. Accrued interest related to this note was $4,316 as of December 31, 2002.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 3 -    RELATED PARTY TRANSACTIONS (Continued)

The Company pays a company owned by an officer and shareholder $750 per month for office rent and expenses. That company also holds the Company's securities and handles investment transactions for it.

During the year ended December 31, 2002 the Company paid $20,000 in legal fees on behalf of related parties and advanced $2,500 to a Company controlled by the CEO of LKA. These amounts have been treated as short term advances as they are expected to be fully collected within twelve months.

The Company owed its Chief Executive Officer and sole employee $3,300 for reimbursable expenses as of December 31, 2002.

NOTE 4 -                       SECURITIES AND INVESTMENTS

The Company has traditionally maintained a diverse portfolio of investments in marketable equity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. All securities owned are held for resale in anticipation of short-term fluctuations in market prices, and are therefore classified as trading securities. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income. The value of these securities held by the Company was $30,000 as of December 31, 2002.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent Collections

Subsequent to the year ended December 31, 2002, the Company has received $186,565 in payments related to the AU mining Company note receivable. See
Note 2.

Notification of Possible Environmental Remediation

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property (See Note
2) certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 5 - SUBSEQUENT EVENTS (Continued)

Notification of Possible Environmental Remediation (Continued)

The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands.
The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. As of March 26, 2003, the BLM is still in the process of preparing a written response to public comments received concerning the EE/CA. Once the public comments have been evaluated, the BLM will select an overall site clean-up plan and will determine the final engineering plans. The BLM will then enter into the process of implementing those plans.

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

     Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 45, has been employed by Frank Russell and Company, a worldwide financial consulting company, since 1991. She currently serves as a Research Associate. >From 1998 to 2002, Ms. Abraham was a Technical Assistant and was an Administrative Assistant since 1991. She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

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
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------

Kye
Abraham,   12/31/00  83,300  0       0          0     0         0       0
Pres.      12/31/01  48,000  0       0          0     0         0       0
Director   12/31/02  48,000  0       0          0     0         0       0

Nanette    12/31/00    0     0       0          0     0         0       0
Abraham,   12/31/01    0     0       0          0     0         0       0
Sec./Treas.12/31/02    0     0       0          0     0         0       0
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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar years ended December 31, 2002 and 2001, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     Caldera Partners Limited Partnership has the right to receive 45.9% of the proceeds that we are entitled to receive from the Ute-Ule and Golden Wonder properties. Caldera is controlled and managed by our President, Kye A. Abraham.

     As of December 31, 2002, LKA owed Cognitive Associates Limited Partnership $56,828 in unpaid principal on a promissory note dated December 31, 1986. The note is unsecured and due on demand and accrues interest at 10% per year. We did not make any payments on this note during the calendar years ended December 31, 2002. As of December 31, 2002, there was $25,191 in accrued interest on the note. Cognitive Associates is controlled by Mr. Abraham.

     As of December 31, 2002, we owed Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per year. We did not make any payments on this note during the calendar years ended December 31, 2002. As of December 31, 2002, there was $4,316 in accrued interest on the note. Cognitive Intelligence is controlled by Mr. Abraham.

     We pay Abraham and Company a monthly rent of $750 for use of our office, telephone and office equipment. Abraham and Company is solely controlled by Mr. Abraham.

     During the calendar year ended December 31, 2002, LKA paid $20,000 in legal fees on Mr. Abraham's behalf and advanced $2,500 to a Company controlled by Mr. Abraham. As of December 31, 2002, Mr. Abraham owed us $22,500 on these items, they are expected to be fully collected within twelve months.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2002 and 2001, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2002 and 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     LKA has no parents.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2002 and 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None.

Exhibits
--------

Exhibit
Number               Description
------               -----------

     None.

DOCUMENTS INCORPORATED BY REFERENCE

     S-4 Registration Statement, as amended, filed August 3, 1988.

     Annual Report on Form 10-KSB for the calendar year ended September 30, 1988, filed January 13, 1989.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed February 11, 2003.

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


                                       LKA INTERNATIONAL, INC.


Date:  4-3-03                         By /s/ Kye A. Abraham
      -------------                      -------------------
                                         Kye A. Abraham
                                         President, Chairman of the Board and
                                         Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: 4-3-03                          By /s/ Kye A. Abraham
     -------------                       -------------------
                                         Kye A. Abraham
                                         President, Chairman of the Board and
                                         Director


Date: 4-3-03                          By /s/ Nanette Abraham
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

Dated: 4-3-03                                  /s/ Kye A. Abraham
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

Dated: 4-3-03                                  /s/ Nanette Abraham
      ------------                             ---------------------------
                                               Nanette Abraham, Secretary/
                                               Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of LKA International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Kye A. Abraham, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


     Dated: 4-3-03                            /s/ Kye A. Abraham
           ---------                          ----------------------------
                                              Kye A. Abraham, President

     Dated: 4-3-03                            /s/ Nanette Abraham
           ---------                          ----------------------------
                                              Nanette Abraham,
                                              Secretary/Treasurer