Form 10QSB
period 2003-03-31
LKA INTERNATIONAL INC /DE/
filed 2003-05-13
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

               March 31, 2003 and December 31, 2002

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                  March 31,    December 31,
                                                    2003           2002
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

 Cash                                              $   280,931   $  291,100
 Due from affiliates                                    22,500       22,500
 Current portion of note receivable                     90,815       80,524
 Accrued interest receivable                            14,788       12,003
 Prepaid expenses                                        4,700       32,200
 Other assets                                            3,300        3,300
 Investment in trading securities                      160,386       30,000
                                                   -----------  -----------
  Total Current Assets                                 577,420      471,627
                                                   -----------  -----------
OTHER ASSETS

 Long-term portion of notes receivable               1,113,887    1,288,540
                                                   -----------  -----------
  Total Other Assets                                 1,113,887    1,288,540
                                                   -----------  -----------
  TOTAL ASSETS                                     $ 1,691,307  $ 1,760,167
                                                   ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    March 31,   December 31,
                                                      2003           2002
                                                    ---------   ------------
                                                   (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $    9,983    $    18,055
 Margin trading account                                    630          6,289
 Note payable                                           10,000         10,000
 Notes payable - related party                          62,803         62,803
 Accrued interest-related party                         31,077         29,507
 Due to officer                                              -          3,300
 Current portion of related party Liability (Note 2)   437,137        360,280
 Current portion of deferred gain on sale of asset
   (Note 2)                                             49,131         43,564
                                                     ---------    -----------
  Total Current Liabilities                            600,761        533,798
                                                     ---------    -----------
LONG TERM LIABILITIES

 Long term related party liability (Note 2)            411,229        490,116
 Long term deferred gain on sale of asset (Note 2)     546,631        641,118
                                                     ---------    -----------
  Total Long Term Liabilities                          957,860      1,131,234
                                                     ---------    -----------
  Total Liabilities                                  1,558,621      1,665,032
                                                     ---------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; $0.001 par value, 50,000,000 shares
  authorized, 7,169,136 shares issued and
  outstanding                                            7,169          7,169
 Additional paid-in capital                          5,423,994      5,423,994
 Deficit accumulated prior to the development stage (5,266,840)    (5,266,840)
 Deficit accumulated during the development stage      (31,637)       (69,188)
                                                  ------------    -----------
  Total Stockholders' Equity (Deficit)                 135,686         95,135
                                                  ------------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,691,307    $ 1,760,167
                                                  ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                     >From

                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                         For the Three             January 1,
                                         Months Ended           1997 Through
                                            March 31,              March 31,
                                       2003         2002            2003
REVENUES                                $        -  $         -   $        -

OPERATING EXPENSES
 Officer salaries                           13,500       12,000      110,513
 General and administrative                 35,590        2,458      520,588
                                        ----------  -----------   ----------
   Total Operating Expenses                 49,090       14,458      631,101
                                        ----------  -----------   ----------
OPERATING LOSS                             (49,090)     (14,458)    (631,101)
                                        ----------  -----------   ----------
OTHER INCOME (EXPENSE)

 Interest expense                           (1,992)      (1,872)     (86,436)
 Loss on investment                              -            -      (23,000)
 Interest income                            13,547       17,940      302,173
 Royalties income                                -            -      110,444
 Gain on sale of asset                      88,918            -      336,219
 Unrealized gains (losses)
  on securities                            (13,832)        (320)      28,779
 Realized gain (losses) on securities            -       (1,325)     (87,389)
 Other income                                    -            -       18,674
                                        ----------  -----------   ----------
   Total Other Income (Expense)             86,641       14,423      599,464
                                        ----------  -----------   ----------
NET INCOME (LOSS) BEFORE TAXES          $   37,551  $       (35)  $  (31,637)

INCOME TAX EXPENSE                               -            -            -
                                        ----------  -----------   ----------
NET INCOME (LOSS)                       $   37,551  $       (35)  $  (31,637)
                                        ==========  ===========   ==========
BASIC AND DILUTED INCOME (LOSS) PER
SHARE                                   $     0.01  $     (0.00)
                                        ==========  ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      7,169,136    7,269,136
                                        ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                   Accumulated
                                                                      Since
                                                      Deficit    Inception of
                                                 Accumulated   the Development
                                     Additional  Prior to the      Stage on
                       Common Stock   Paid-in    Development       January 1,
                      Shares  Amount  Capital        Stage            1997
Balance at inception
of development stage,
January 1, 1997     8,067,184 $ 8,067 $5,451,095   $(5,266,840)   $       -

Net loss for the
year ended December
31, 1997                    -       -          -             -      (33,384)
                    --------- ------- ----------   -----------    ---------
Balance, December
31, 1997            8,067,184   8,067  5,451,095    (5,266,840)     (33,384)

Net income for the
year ended December
31, 1998                    -       -          -             -        1,313
                    --------- ------- ----------  ------------    ---------
Balance, December
31, 1998            8,067,184   8,067  5,451,095    (5,266,840)     (32,071)

Repurchase and
cancellation
of common stock      (798,048)   (798)   (24,201)            -            -

Net income for the
year ended December
31, 1999                    -       -          -             -       94,822
                    --------- ------- ----------  ------------    ---------
Balance, December
31, 1999            7,269,136   7,269  5,426,894    (5,266,840)      62,751

Net loss for the
year ended December
31, 2000                    -       -          -             -     (216,745)
                    --------- ------- ----------  ------------    ---------
Balance, December
31, 2000            7,269,136   7,269  5,426,894    (5,266,840)    (153,994)

Net loss for the
year ended December
31, 2001                    -       -          -             -      (33,556)
                    --------- ------- ----------  ------------   ----------
Balance, December
31, 2001            7,269,136 $ 7,269 $5,426,894   $(5,266,840)   $(187,550)
                    --------- ------- ----------  ------------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                   Accumulated
                                                                      Since
                                                      Deficit    Inception of
                                                 Accumulated   the Development
                                     Additional  Prior to the      Stage on
                       Common Stock   Paid-in    Development       January 1,
                      Shares  Amount  Capital        Stage            1997
Balance, December
31, 2001            7,269,136 $ 7,269 $5,426,894   $(5,266,840)   $(187,550)

Repurchased and
cancelled 100,000
shares of common
stock in exchange
for $3,000           (100,000)   (100)    (2,900)            -            -

Net income for the
year ended December
31, 2002                    -       -          -             -      118,362
                    --------- ------- ----------   -----------   ----------
Balance, December
31, 2002            7,169,136 $ 7,169 $5,423,994   $(5,266,840)  $  (69,188)

Net income for the
three months ended
March 31, 2003
(unaudited)                 -       -          -             -       37,551
                    --------- ------- ----------   -----------   ----------
Balance, March 31,
2003 (unaudited)    7,169,136 $ 7,169 $5,423,994   $(5,266,840)  $  (31,637)
                    ========= ======= ==========   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                          (Unaudited)
                                                                     >From

                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                        For the Three              January 1,
                                        Months Ended             1997 Through
                                          March 31,                March 31,
                                        2003       2002             2003
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net income (loss) from operations      $   37,551  $     (35)     $ (31,637)
 Items to reconcile net income (loss)
 to net cash provided by (used)
 operating activities:
  Allowance for loss on investment               -          -         23,000
  Bad debt expense                               -          -         15,624
  Unrealized (gain) loss on investments     13,832        320        (20,784)
  Realized loss on investments                   -      1,325         87,389
Changes in operating assets and
liabilities:
  (Increase) decrease in other  assets      27,500          -         35,385
  (Increase) decrease in interest
  receivable                                (2,784)     61,934       (16,100)
  Increase (decrease) in accounts payable   (8,069)     (6,211)      860,382
  Increase (decrease) in margin account     (5,659)      3,389           630
  Increase (decrease) in accrued expenses   (3,761)    (27,452)       10,597
  Increase (decrease) in deferred income   (88,920)         -        595,767
                                         ---------  ---------     ----------
    Net Cash Provided (Used)
    by Operating Activities                (30,310)    33,270      1,560,248
                                         ---------  ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in notes receivable                    -          -     (1,808,915)
 Disposal of property                            -          -        110,177
 Investment purchases                     (144,219)   (21,571)      (617,836)
 Investment proceeds                             -     10,182        364,545
 Proceeds from note receivable             164,360          -        670,857
                                         ---------   --------     ----------
    Net Cash Provided (Used)
    by Investing Activities                 20,141    (11,389)    (1,281,172)
                                         ---------   --------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                     >From

                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                        For the Three              January 1,
                                        Months Ended             1997 Through
                                          March 31,                March 31,
                                        2003       2002             2003
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                     -             -       32,547
 Payment on notes payable - related              -             -      (12,915)
 Repurchase of common stock                      -             -      (37,999)
                                         ---------   -----------   ----------
    Net Cash Used by
    Financing Activities                 $       -  $          -  $   (8,367)
                                         ---------   -----------   ----------
INCREASE (DECREASE) IN CASH              $ (10,169)  $    21,881  $   270,709

CASH AT BEGINNING OF PERIOD                291,100             -       10,222
                                         ---------   -----------   ----------
CASH AT END OF PERIOD                    $ 280,931   $    21,881   $  280,931
                                         =========   ===========   ==========
CASH PAID FOR:

  Interest                               $     442   $       300   $   21,334
  Income taxes                           $       -   $         -   $        -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                 March 31, 2003 and December 31, 2002


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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information note misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -    SALE OF PROPERTY
On July 2, 1999, the Company sold property in Colorado to AU Mining, Inc. for a note receivable of $1,795,853. The note receivable bears interest at 8% per annum, requires quarterly payments of $50,000 with the remaining balance payable via lump sum on July 1, 2004. The note is secured by a Deed of Trust on the properties. Based on the provisions of paragraphs 11-12 and 53-54 of Financial Accounting Standard (FAS) 66: Accounting for Sales of Real Estate, the buyer's initial and continuing investment was inadequate to demonstrate a commitment to pay for the obligation. As such, the Company's gain on the sale has been deferred. As of March 31, 2003, the Company had received $1,100,086 in payments on the note.

The Company had a 100% interest in the land, but only holds a 54.1% interest in the note receivable, because the Company assigned 45.9% of the future proceeds and benefits from the land to Caldera Partners Limited Partnership (Caldera) in 1982. The Chief Executive Officer of the Company also owns a controlling interest in Caldera, and as such, Caldera is considered to be a related party.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2003 and December 31, 2002


NOTE 2 -    SALE OF PROPERTY (Continued)

As of March 31, 2003, and December 31, 2002, the Company owes Caldera $957,853 and $946,383, respectively. These amounts represent 45.9% of the total note receivable as well as 45.9% of all recognized interest income associated with the note. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee of $109,487 and 95,987 as of March 31, 2003, and December 31, 2003, respectively.

NOTE 3 -    RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2003 and the year ended December 31, 2002. Accrued interest related to this note was $26,612 as of March 31, 2003, and $25,191 as of December 31, 2002.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2003 and the year ended December 31, 2002. Accrued interest related to this note was $4,465 as of March 31, 2003, and $4,316 as of December 31, 2002.

The Company pays a company owned by an officer and shareholder $750 per month for office rent and expenses. The affiliated Company also holds the Company's securities and handles investment transactions for it.

NOTE 4 - SIGNIFICANT EVENTS

Notification of Possible Environmental Remediation

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property (See Note
2) certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands.
The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. As of May 8, 2003, the BLM is still in the process of preparing a written response to public comments received

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2003 and December 31, 2002


NOTE 4 - SIGNIFICANT EVENTS (Continued)

Notification of Possible Environmental Remediation (Continued)

concerning the EE/CA. Once the public comments have been evaluated, the BLM will select an overall site clean-up plan and will determine the final engineering plans. The BLM will then enter into the process of implementing those plans.

Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the BLM and EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the owner. The BLM has taken the position that the Company will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and the Company's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and the Company intends to vigorously defend itself. However, the Company is in the very early stages of this process and cannot accurately predict what the ultimate liability, if any, will be.
                                11

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Except as discussed below, LKA has not engaged in any material operations during the quarterly period ended March 31, 2003, or since 1989.

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

     As discussed under "Costs and Effects of Compliance with Environmental Laws" of our Annual Report on Form 10-KSB for the calendar year ended December 31, 2002, we are currently engaged in settlement discussions with the federal Bureau of Land Management (the "BLM") over LKA's potential liability, if any, for clean-up costs on the Ute-Ule property. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. As of the date of this Report, management has had two meetings wtih the BLM in an effort to negotiate a settlement of this matter. The BLM has taken the position that LKA will be liable for the clean-up on the Ute-Ule property, with the timing of the clean-up, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself.

     On February 10, 2003, we obtained from John A. Emery, Ph.D., a report concluding that the BLM has failed to demonstrate that mining wastes at the site are causing any significant environmental damage. The following are some of the principal reasons for this disagreement:

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

     * A 1999 report published by the Colorado Department of Public Health indicated that the mining wastes on the Ute-Ule Property are not causing any environmental damage;

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

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

     No instrument defining the rights of the holders of any class of registered securities has been materially modified. No right evidenced by any class of registered securities has been materially limited or qualified by the issuance or modification of any other class of securities.

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

Date: May 13, 2003                   /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: May 13, 2003                   /s/ Nanette Abraham
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

Dated: May 13, 2003                 Signature:  /s/ Kye A. Abraham
      -------------                            ---------------------------
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

Dated: May 13, 2003                  Signature: /s/ Nanette Abraham
       ------------                            ---------------------
                                               Nanette Abraham
                                               Secretary/Treasurer

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of LKA International, Inc., (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Kye A. Abraham, President, and Nanette Abraham, Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: May 13, 2003                    /s/ Kye A. Abraham
           --------------                  -----------------------------
                                           Kye A. Abraham, President


     Dated: May 13, 2003                    /s/ Nanette Abraham
           --------------                  -----------------------------
                                           Nanette Abraham, Secretary/
                                           Treasurer