Form 10QSB
period 2003-06-30
LKA INTERNATIONAL INC /DE/
filed 2003-08-14
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                                June 30, 2003

                                 5,802,300
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

                June 30, 2003 and December 31, 2002

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                   June 30,    December 31,
                                                    2003           2002
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

 Cash                                              $   340,801   $  291,100
 Due from affiliates                                    56,150       22,500
 Current portion of note receivable                    120,683       80,524
 Accrued interest receivable                             9,282       12,003
 Prepaid expenses                                        4,700       32,200
 Other assets                                            3,300        3,300
 Investment in trading securities                      290,014       30,000
                                                   -----------  -----------
  Total Current Assets                                 824,930      471,627
                                                   -----------  -----------
OTHER ASSETS

 Long-term portion of notes receivable                 912,171    1,288,540
                                                   -----------  -----------
  Total Other Assets                                   912,171    1,288,540
                                                   -----------  -----------
  TOTAL ASSETS                                     $ 1,737,101  $ 1,760,167
                                                   ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     June 30,   December 31,
                                                      2003           2002
                                                    ---------   ------------
                                                   (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $    6,208    $    18,055
 Margin trading account                                 19,648          6,289
 Note payable                                           10,000         10,000
 Notes payable - related party                          62,803         62,803
 Accrued interest-related party                         32,647         29,507
 Due to officer                                              -          3,300
 Current portion of related party Liability (Note 2)   530,179        360,280
 Current portion of deferred gain on sale of asset
   (Note 2)                                             65,290         43,564
                                                     ---------    -----------
  Total Current Liabilities                            726,775        533,798
                                                     ---------    -----------
LONG TERM LIABILITIES

 Long term related party liability (Note 2)            316,113        490,116
 Long term deferred gain on sale of asset (Note 2)     410,347        641,118
                                                     ---------    -----------
  Total Long Term Liabilities                          726,460      1,131,234
                                                     ---------    -----------
  Total Liabilities                                  1,453,235      1,665,032
                                                     ---------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; $0.001 par value, 50,000,000 shares
  authorized, 5,802,300 and 7,169,136 shares issued
  and outstanding                                        5,802          7,169
 Additional paid-in capital                          5,407,592      5,423,994
 Deficit accumulated prior to the development stage (5,266,840)    (5,266,840)
 Retained earnings (deficit)during the development
 stage                                                 137,312        (69,188)
                                                  ------------    -----------
  Total Stockholders' Equity                           283,866         95,135
                                                  ------------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,737,101    $ 1,760,167
                                                  ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                For the Six     For the Three      January 1,
                                Months Ended    Months Ended      1997 Through
                                 June 30,         June 30,          June 30,
                              2003       2002   2003      2002        2003
REVENUES                    $      -   $      -   $      - $      - $       -

OPERATING EXPENSES
 Officer salaries             14,607     12,000     28,107   24,000   125,120
 General and administrative   15,414      4,450     51,004    6,909   536,002
                            --------   --------   -------- -------- ---------
   Total Operating Expenses   30,021     16,450     79,111   30,909   661,122
                            --------   --------   -------- -------- ---------
OPERATING LOSS               (30,021)   (16,450)   (79,111) (30,909) (661,122)
                            --------   --------   -------- -------- ---------
OTHER INCOME (EXPENSE)

 Interest expense             (2,172)    (1,928)    (4,164)  (3,800)  (88,608)
 Loss on investment                -          -          -        -   (23,000)
 Interest income              12,167     17,866     25,714   35,806   314,340
 Royalties income                  -          -          -        -   110,444
 Gain on sale of asset       120,126     22,020    209,044   22,020   456,345
 Unrealized gains (losses)
  on securities               49,690    (11,828)    35,858  (12,148)   78,469
 Realized gain (losses) on
securities                    16,989     (1,063)    16,989   (2,388)  (70,400)
 Other income                  2,170        584      2,170      583    20,844
                            --------   --------   -------- -------- ---------
   Total Other Income
   (Expense)                 198,970     25,651    285,611   40,073   798,434
                            --------   --------   -------- -------- ---------
INCOME TAX EXPENSE                 -          -          -        -         -
                            --------   --------   -------- -------- ---------
NET INCOME                  $168,949   $  9,201   $206,500 $  9,164 $ 137,312
                            ========   ========   ======== ======== =========
BASIC NET INCOME PER SHARE  $   0.03   $   0.00   $   0.03 $   0.00
                            ========   ========   ======== ========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        6,592,027  7,269,136  6,882,176 7,269,136
                           =========  =========  ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity

                                                                   Retained
                                                                   Earnings
                                                                   Accumulated
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

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                   Accumulated
                                                                      Since
                                                      Deficit    Inception of
                                                 Accumulated   the Development
                                     Additional  Prior to the      Stage on
                       Common Stock   Paid-in    Development       January 1,
                      Shares  Amount  Capital        Stage            1997
Balance, December
31, 2001            7,269,136 $ 7,269 $5,426,894   $(5,266,840)   $(187,550)

Repurchased and
cancelled 100,000
shares of common
stock in exchange
for $3,000           (100,000)   (100)    (2,900)            -            -

Net income for the
year ended December
31, 2002                    -       -          -             -      118,362
                    --------- ------- ----------   -----------   ----------
Balance, December
31, 2002            7,169,136 $ 7,169 $5,423,994   $(5,266,840)  $  (69,188)

Repurchase and
cancellation of
common stock from
related party
(unaudited)        (1,366,836) (1,367)   (16,402)            -            -

Net income for the
six months ended
June 30, 2003
(unaudited)                 -       -          -             -      206,500
                    --------- ------- ----------   -----------   ----------
Balance, June 30,
2003 (unaudited)    5,802,300 $ 5,802 $5,407,592   $(5,266,840)  $  137,312
                    ========= ======= ==========   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                          (Unaudited)
                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                        For the Six              January 1,
                                        Months Ended             1997 Through
                                           June 30,                 June 30,
                                        2003       2002               2003
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net income from operations             $  206,500  $   9,164      $ 137,312
 Items to reconcile net income
 to net cash provided by (used)
 operating activities:
  Allowance for loss on investment               -          -         23,000
  Bad debt expense                               -          -         15,624
  Unrealized (gain) loss on investments    (35,858)    12,148        (70,474)
  Realized (gain) loss on investments      (16,989)     2,388         70,400
Changes in operating assets and
liabilities:
  Decrease in prepaids and other assets     27,500          -         35,385

  (Increase) in due from affiliates        (33,650)          -       (33,650
  (Increase) decrease in interest
  receivable                                 2,721     121,930       (10,595)
  Increase (decrease) in accounts payable  (11,847)     (5,383)      856,604
  Increase in margin account                13,359          67        19,648
  Increase (decrease) in accrued expenses   (4,264)    (36,225)       10,093
  Increase (decrease) in deferred income  (209,045)    (22,020)      475,637
                                         ---------   ---------    ----------
    Net Cash Provided (Used)
    by Operating Activities                (61,573)     82,069     1,528,985
                                         ---------  ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in notes receivable                    -          -     (1,808,915)
 Disposal of property                            -          -        110,177
 Investment purchases                     (243,540)   (37,799)      (717,157)
 Investment proceeds                        36,373     16,207        400,918
 Proceeds from note receivable             336,210     40,702        842,707
                                         ---------   --------     ----------
    Net Cash Provided (Used)
    by Investing Activities                129,043     19,110     (1,172,270)
                                         ---------   --------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                        For the Six              January 1,
                                        Months Ended             1997 Through
                                           June 30,                 June 30,
                                        2003       2002               2003
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                     -             -       32,547
 Payment on notes payable - related              -             -      (12,915)
 Repurchase of common stock                (17,769)            -      (45,768)
                                         ---------   -----------   ----------
    Net Cash Used by
    Financing Activities                 $ (17,769)  $         -  $   (26,136)
                                         ---------   -----------   ----------
NET INCREASE IN CASH                     $  49,701   $   101,179  $   330,580

CASH AT BEGINNING OF PERIOD                291,100             -       10,222
                                         ---------   -----------   ----------
CASH AT END OF PERIOD                    $ 340,801   $   101,179   $  340,801
                                         =========   ===========   ==========
CASH PAID FOR:

  Interest                               $   1,024   $       600   $   21,936
  Income taxes                           $       -   $         -   $        -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                 June 30, 2003 and December 31, 2002


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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information note misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2 -    SALE OF PROPERTY

On July 2, 1999, the Company sold property in Colorado to AU Mining, Inc. for a note receivable of $1,795,853. The note receivable bears interest at 8% per annum, requires quarterly payments of $50,000 with the remaining balance payable via lump sum on July 1, 2004. The note is secured by a Deed of Trust on the properties. Based on the provisions of paragraphs 11-12 and 53-54 of Financial Accounting Standard (FAS) 66: Accounting for Sales of Real Estate, the buyer's initial and continuing investment was inadequate to demonstrate a commitment to pay for the obligation. As such, the Company's gain on the sale has been deferred. As of June 30, 2003, the Company had received $1,299,925 in payments on the note.

The Company had a 100% interest in the land, but only holds a 54.1% interest in the note receivable, because the Company assigned 45.9% of the future proceeds and benefits from the land to Caldera Partners Limited Partnership (Caldera) in 1982. The Chief Executive Officer of the Company also owns a controlling interest in Caldera, and as such, Caldera is considered to be a related party.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2003 and December 31, 2002


NOTE 2 -    SALE OF PROPERTY (Continued)

As of June 30, 2003, and December 31, 2002, the Company owes Caldera $968,173 and $946,383, respectively. These amounts represent 45.9% of the total note receivable as well as 45.9% of all recognized interest income associated with the note. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee of $121,880 and 95,987 as of June 30, 2003, and December 31, 2003, respectively.


NOTE 3 -    RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the six months ended June 30, 2003 and the year ended December 31, 2002. Accrued interest related to this note was $28,032 as of June 30, 2003, and $25,191 as of December 31, 2002.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the six months ended June 30, 2003 and the year ended December 31, 2002. Accrued interest related to this note was $4,615 as of June 30, 2003, and $4,316 as of December 31, 2002.

The Company pays a company owned by an officer and shareholder $750 per month for office rent and expenses. The affiliated Company also holds the Company's securities and handles investment transactions for it.

       On May 23, 2003, the Company repurchased 1,366,836 shares of common stock from an investment trust administered by the Company's President and CEO. The shares were purchased in exchange for $17,769 in cash, and were immediately cancelled.

NOTE 4 - SIGNIGICANT EVENTS

Notification of Possible Environmental Remediation

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property (See Note
2) certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2003 and December 31, 2002


NOTE 4 - SIGNIGICANT EVENTS (Continued)

Notification of Possible Environmental Remediation (Continued)

The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands.
The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. As of August 8, 2003, the BLM is still in the process of preparing a written response to public comments received concerning the EE/CA. Once the public comments have been evaluated, the BLM will select an overall site clean-up plan and will determine the final engineering plans. The BLM will then enter into the process of implementing those plans.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Except as discussed below, LKA has not engaged in any material operations during the quarterly period ended June 30, 2003, or since 1989.

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

          None; not applicable.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31.1 - 302 Certification of Kye A. Abraham

          31.2 - 302 Certification of Nannette Abraham

          32   - 906 Certification

     (b)  Reports on Form 8-K.

          None; not applicable.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LKA INTERNATIONAL, INC.

Date: 8-14-03                        /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 8-14-03                        /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director