Form 10QSB
period 2003-09-30
LKA INTERNATIONAL INC /DE/
filed 2003-11-19
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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
                             November 18, 2003

                                 5,802,300

Transitional Small Business Disclosure Format  Yes    No  X
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

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2003 and December 31, 2002

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                September 30,    December 31,
                                                    2003           2002
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

 Cash                                              $   486,570   $  291,100
 Due from affiliates                                    64,133       22,500
 Current portion of note receivable (Note 2)                 -       80,524
 Accrued interest receivable (Note 2)                        -       12,003
 Prepaid expenses                                       13,700       32,200
 Other assets                                           15,437        3,300
 Margin trading account                                 18,827            -
 Investment in trading securities                      276,757       30,000
                                                   -----------  -----------
  Total Current Assets                                 875,424      471,627
                                                   -----------  -----------
FIXED ASSETS
 Land held for operating lease (Note 2)                203,655            -
                                                   -----------  -----------
  Total Fixed Assets                                   203,655            -
                                                   -----------  -----------

OTHER ASSETS
 Reclamation bond (Note 2)                              63,835            -
 Long-term portion of notes receivable                       -    1,288,540
                                                   -----------  -----------
  Total Other Assets                                    63,835    1,288,540
                                                   -----------  -----------
  TOTAL ASSETS                                     $ 1,142,914  $ 1,760,167
                                                   ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  September 30,   December 31,
                                                      2003           2002
                                                    ---------   ------------
                                                   (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $    6,205    $    18,055
 Margin trading account                                      -          6,289
 Note payable                                           10,000         10,000
 Notes payable - related party                          62,803         62,803
 Accrued interest-related party                         34,217         29,507
 Due to officer                                              -          3,300
 Due to related party (Note 2)                         714,376        360,280
 Current portion of deferred gain on sale of asset
   (Note 2)                                                  -         43,564
                                                     ---------    -----------
  Total Current Liabilities                            827,601        533,798
                                                     ---------    -----------
LONG TERM LIABILITIES

 Long term related party liability (Note 2)                  -        490,116
 Long term deferred gain on sale of asset (Note 2)           -        641,118
                                                     ---------    -----------
  Total Long Term Liabilities                                -      1,131,234
                                                     ---------    -----------
  Total Liabilities                                    827,601      1,665,032
                                                     ---------    -----------

COMMITMENTS AND CONTINGENCIES (Note 4)
--------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; $0.001 par value, 50,000,000 shares
  authorized, 5,802,300 and 7,169,136 shares issued
  and outstanding                                        5,802          7,169
 Additional paid-in capital                          5,407,592      5,423,994
 Deficit accumulated prior to the development stage (5,266,840)    (5,266,840)
 Retained earnings (deficit)during the development
 stage                                                 168,759        (69,188)
                                                  ------------    -----------
  Total Stockholders' Equity                           315,313         95,135
                                                  ------------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,142,914    $ 1,760,167
                                                  ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                For the Three   For the Nine      January 1,
                                Months Ended    Months Ended      1997 Through
                                September 30,   September 30,    September 30,
                              2003       2002   2003      2002        2003
REVENUES
 Operating lease revenue    $ 27,050   $      -   $ 27,050 $      - $  27,050
 Royalty revenue             100,745          -    100,745        -   211,190
                            --------   --------   -------- -------- ---------
  Total Revenues             127,795          -    127,795        -   238,240
                            --------   --------   -------- -------- ---------
OPERATING EXPENSES
 Officer salaries             14,607          -     42,714        -   139,727
 General and administrative   31,925     22,827     82,928   53,736   567,926
                            --------   --------   -------- -------- ---------
   Total Operating Expenses   46,532     22,827    125,642   53,736   707,653
                            --------   --------   -------- -------- ---------
OPERATING INCOME (LOSS)       81,263    (22,827)     2,153  (53,736) (469,413)
                            --------   --------   -------- -------- ---------
OTHER INCOME (EXPENSE)

 Interest expense             (2,240)    (1,870)    (6,404)  (5,670)  (90,848)
 Loss on investment                -          -          -        -   (23,000)
 Interest income                   -     16,661     25,714   52,467   314,340
 Gain on sale of asset             -     86,951    209,044  108,971   456,345
 Unrealized gains (losses)
  on securities               20,222      7,568     56,080   (4,580)   98,690
 Realized gain (losses) on
 securities                      706          -     17,695   (2,388)  (69,694)
 Loss on lease restructuring (71,061)         -    (71,061)       -   (71,061)
 Other income                  2,556          -      4,726      583    23,400
                            --------   --------   -------- -------- ---------
   Total Other Income
   (Expense)                 (49,817)   109,310    235,794  149,383   638,172
                            --------   --------   -------- -------- ---------
INCOME TAX EXPENSE                 -          -          -        -         -
                            --------   --------   -------- -------- ---------
NET INCOME                  $ 31,446   $ 86,483   $237,947 $ 95,647 $ 168,759

                            ========   ========   ======== ======== =========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Operations (Continued)
                           (Unaudited)
                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                For the Three   For the Nine      January 1,
                                Months Ended    Months Ended      1997 Through
                                September 30,   September 30,    September 30,
                              2003       2002   2003      2002        2003
NET INCOME                  $ 31,446   $ 86,483   $237,947 $ 95,647 $ 168,759
                            ========   ========   ======== ======== =========

BASIC AND DILUTED NET
INCOME PER SHARE            $   0.01   $   0.01   $   0.04 $   0.01
                            ========   ========   ======== ========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        5,802,300  7,269,136  6,518,262 7,269,136
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

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                   Accumulated
                                                                      Since
                                                      Deficit    Inception of
                                                 Accumulated   the Development
                                     Additional  Prior to the      Stage on
                       Common Stock   Paid-in    Development       January 1,
                      Shares  Amount  Capital        Stage            1997
Balance, December
31, 2001            7,269,136 $ 7,269 $5,426,894   $(5,266,840)   $(187,550)

Repurchase and
cancellation
common stock        (100,000)   (100)    (2,900)            -            -

Net income for the
year ended December
31, 2002                    -       -          -             -      118,362
                    --------- ------- ----------   -----------   ----------
Balance, December
31, 2002            7,169,136 $ 7,169 $5,423,994   $(5,266,840)  $  (69,188)

Repurchase and
cancellation of
common stock from
related party
(unaudited)        (1,366,836) (1,367)   (16,402)            -            -

Net income for the
nine months ended
September 30, 2003
(unaudited)                 -       -          -             -      237,947
                    --------- ------- ----------   -----------   ----------
Balance, September 30,
2003 (unaudited)    5,802,300 $ 5,802 $5,407,592   $(5,266,840)  $  168,759
                    ========= ======= ==========   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                          (Unaudited)
                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                        For the Nine              January 1,
                                        Months Ended             1997 Through
                                        September 30,            September 30,
                                        2003       2002               2003
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net income (loss) from operations      $  237,947  $  95,647      $ 168,759
 Items to reconcile net income
 to net cash provided (used) by
 operating activities:
  Allowance for loss on investment               -          -         23,000
  Bad debt expense                               -          -         15,624
  Unrealized (gain) loss on investments    (56,080)     4,581        (90,696)
  Realized (gain) loss on investments      (17,695)     2,388         69,694
Changes in operating assets and
liabilities:
  Decrease in prepaids and other assets      6,363     (8,000)        14,248
  (Increase) in due from affiliates        (41,633)   (20,000)       (41,633)
  (Increase) decrease in interest
  receivable                                 2,721    129,142        (10,595)
  Increase (decrease) in accounts payable  (11,850)    (4,197)       856,601
  Increase in margin account               (25,116)     6,200        (18,827)
  Increase (decrease) in accrued expenses  164,399    (32,519)       178,757
  Increase (decrease) in deferred income  (209,045)  (108,971)       475,637
                                         ---------  ---------     ----------
    Net Cash Provided
    by Operating Activities                 50,011     64,271      1,640,569
                                         ---------  ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in notes receivable                    -          -     (1,808,915)
 Disposal of property                            -          -        110,177
 Investment purchases                     (291,373)   (54,916)      (765,990)
 Investment proceeds                       119,391     16,207        483,936
 Proceeds from note receivable             336,210    201,426        842,707
                                         ---------   --------     ----------
    Net Cash Provided (Used)
    by Investing Activities                163,228    162,717     (1,138,085)
                                         ---------   --------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                        For the Nine             January 1,
                                        Months Ended             1997 Through
                                        September 30,            September 30,
                                        2003       2002               2003
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                     -             -       32,547
 Payment on notes payable - related              -             -      (12,915)
 Repurchase of common stock                (17,769)            -      (45,768)
                                         ---------   -----------   ----------
    Net Cash Used by
    Financing Activities                 $ (17,769)  $         -  $   (26,136)
                                         ---------   -----------   ----------
NET INCREASE IN CASH                     $ 195,470   $   226,988  $   476,348

CASH AT BEGINNING OF PERIOD                291,100             -       10,222
                                         ---------   -----------   ----------
CASH AT END OF PERIOD                    $ 486,570   $   226,988   $  486,570
                                         =========   ===========   ==========
CASH PAID FOR:

  Interest                               $   1,694   $       900   $   22,606
  Income taxes                           $       -   $         -   $        -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
              September 30, 2003 and December 31, 2002

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information note misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -    SALE OF PROPERTY

On July 2, 1999, the Company sold property in Colorado to AU Mining, Inc. for a note receivable of $1,795,853. The note receivable bore interest at 8% per annum and required quarterly payments of $50,000 with the remaining balance payable via lump sum on July 1, 2004. The note was secured by a Deed of Trust on the properties. Based on the provisions of paragraphs 11-12 and 53-54 of Financial Accounting Standard (FAS) 66: Accounting for Sales of Real Estate, the buyer's initial and continuing investment was inadequate to demonstrate a commitment to pay for the obligation. As such, the Company's gain on the sale had been deferred. As of September 18, 2003, the Company had received $1,299,925 in payments on the note, of which $209,045 has been accounted for as a current year gain on sale of asset.

On September 18, 2003, the Company and AU Mining entered into a new lease agreement whereby the previous option to purchase the property and claims was terminated, and all related debts and deeds were cancelled. As a result of this transaction, the land and related reclamation bond were returned to the Company and were recorded at their original pre-sale cost basis. The related note receivable and offsetting deferred income that were created upon the initial sale were reduced to zero. As a result of the new lease agreement, the Company recorded a Loss on Lease Restructuring of $71,061, which represents timing differences in the methods of gain/revenue recognition and the elimination of accrued interest associated with the note receivable.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2003 and December 31, 2002


NOTE 2 -    SALE OF PROPERTY (Continued)

The provisions of the new lease agreement provide for the lease of the current workings of the Golden Wonder mine and also for the possible expansion of that project over the next several years. The term of the new lease agreement is five years and requires a minimum lease payment of $50,000 per quarter. In addition, AU Mining is also required to remit a 10% net smelter royalty that will be offset against the lease payment. The new lease agreement specifically excludes the Ute Ule mine and related claims (See Note 4).

Prior to the rescission of the sale, the Company had a 100% interest in the land, but only held a 54.1% interest in the note receivable. This apportionment is due to the Company having assigned 45.9% of the future proceeds and benefits from the land to Caldera Partners Limited Partnership (Caldera) in 1982. The Chief Executive Officer of the Company also owns a controlling interest in Caldera, and as such, Caldera is considered to be a related party. As a result of the new lease agreement, all future lease and royalty proceeds from the leased land will be apportioned at the same ratio between the Company and Caldera.

On September 23, 2003, the Company received the first quarterly lease and royalty payment due from AU Mining totaling $236,220. Of this amount, $50,000 was assigned to lease revenues, while the remaining $186,220 was considered as royalties. Due to the assignment of 45.9% of these revenues to Caldera, the Company recorded current period lease and royalty revenues of $27,050 and $ 100,745, respectively, and an increase in the Caldera liability of $108,423.

As of September 30, 2003, the Company owed Caldera $848,649. This amount represents 45.9% of the cumulative payments received on the note receivable as well as 45.9% of current lease and royalty payments received. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee of $134,273.

NOTE 3 -                       RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the six months ended June 30, 2003 and the year ended December 31, 2002. Accrued interest related to this note was $29,453 as of September 30, 2003, and $25,191 as of December 31, 2002.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the six months ended June 30, 2003 and the year ended December 31, 2002. Accrued interest related to this note was $4,764 as of September 30, 2003, and $4,316 as of December 31, 2002.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2003 and December 31, 2002


NOTE 3 -    RELATED PARTY TRANSACTIONS (Continued)

The Company pays a company owned by an officer and shareholder $750 per month for office rent and expenses. The affiliated Company, (Abraham & Co., Inc. an NASD member and registered investment advisor) also executes the Company's securities transactions manages its investment portfolio.

       On May 23, 2003, the Company repurchased 1,366,836 shares of common stock from an investment trust administered by the Company's President and CEO. The shares were purchased in exchange for $17,769 in cash, and were immediately cancelled.

NOTE 4 - SIGNIFICANT EVENTS

Notification of Possible Environmental Remediation

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands.
The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. As of November 18, 2003, the BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans.

Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the BLM and EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the owner. The BLM has taken the position that the Company will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and the Company's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and the Company intends to vigorously defend itself. However, the Company is in the early stages of this process and cannot accurately predict a range of what the ultimate liability, if any, will be.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     During the quarterly period ended September 30, 2003, LKA and Au Mining, Inc., a Colorado corporation ("Au Mining"), completed the negotiation of a new, five-year, Lease Agreement. Under the Lease Agreement, which is dated September 18, 2003, Au Mining rescinded its right to purchase the Golden Wonder and Ute-Ule mines and milling facility in exchange for LKA's cancellation of the existing Note and Deed of Trust. All of Au Mining's rights and interest in the Ute Ule mine and millsite were also terminated.
LKA will continue to receive a minimum lease payment of $50,000 per quarter and a 10% "net smelter interest" in all ore produced from the current workings of the Golden Wonder mine (levels 1 through 6). The net smelter interest will be cumulative and will be applied toward the satisfaction of the minimum lease payment. Additionally, LKA has the right to increase its interest up to 40%(subject to certain operational costs) in exchange for providing funding for the expansion of the current workings at the Golden Wonder below the sixth level.

     Toward this end, LKA completed the purchase of three additional patented claims that adjoin existing Golden Wonder claims and has begun the process of permitting these claims with the Colorado Department of Minerals and Geology. The location of these new claims is approximately 800 feet below the existing sixth level workings. Assuming successful completion of the permitting process, LKA currently intends to provide Au Mining with the funding required to commence the construction of a new, eighth level drift. The objective of this new eighth level drift will be to intersect the existing vein structure and significantly expand the workings of the Golden Wonder.

     Plans to construct and develop the proposed eighth level will be contingent upon continued favorable geology, gold prices, permitting and environmental issues as well as LKA's ability to raise additional capital through the sale of additional equity. LKA and Au Mining both believe that it will take at least $ 1 million to begin this proposed development. We can not assure you that we will be successful in achieving these objectives.

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

     On July 18, 2003, the BLM issued its written response to the public comments on its report, including Dr. Emery's comments. The response purported to refute these comments and does not indicate any change in the BLM's position with respect to the Ute-Ule Property.

     In October, 2003, which is subsequent to the period covered by this Report, our President, Kye A. Abraham, had two conference calls about this matter with BLM representatives. During these conversations, the parties agreed that a settlement would be the best way to resolve the matter. However, no settlement proposals have been made and we can not provide any assurance that a mutually acceptable settlement will be reached. We are in the early stages of this process and we can not accurately predict what our ultimate liability, if any, will be.

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

     (a)  Exhibits.

          10   - Lease Agreement dated September 18, 2003*

          31.1 - 302 Certification of Kye A. Abraham

          31.2 - 302 Certification of Nannette Abraham

          32   - 906 Certification
     * Exhibits A and B of the Lease Agreement are incorporated by reference from LKA's Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed with the Securities and Exchange Commission on February 11, 2003.

     (b)  Reports on Form 8-K.

          None; not applicable.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LKA INTERNATIONAL, INC.

Date: 11-19-03                       /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 11-19-03                       /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director