Form 10KSB
period 2003-12-31
LKA INTERNATIONAL INC /DE/
filed 2004-03-29
CIK 831355

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:   December 31,
2003 - $293,270.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     March 23, 2004 - $4,707. There are approximately 4,706,778 shares of common voting stock of the Company held by non-affiliates. There is no "established trading market" for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

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

                             March 19, 2004

                               5,281,456

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

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

     Organization and Public Offering.
     ---------------------------------

     For a discussion of the organization of LKA International, Inc. (referred to as "LKA," the "Company," "we," "us," "our" or words of similar import in this Annual Report), see our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, which was filed with the Securities and Exchange Commission on April 3, 2003, and which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

     Business Development.
     ---------------------

     LKA owns certain real and personal property interests including patented and unpatented mining claims, water rights, buildings, fixtures, improvements, equipment, and permits situated in Lake City, Colorado, which are described below. LKA's activities associated with these properties have been sporadic since they were acquired in December, 1982. One of these properties, the Golden Wonder mine, has been producing gold ore in commercial quantities steadily since 1998.

          The Lake City, Colorado Properties.
          -----------------------------------

     The Ute-Ule silver mine and milling facility and the Golden Wonder gold mine (respectively, the "Ute-Ule Property" and the "Golden Wonder Property" or, collectively, the "Properties"), consist of certain patented and unpatented mining claims located in Hinsdale County, Colorado. In December, 1982, our predecessor, LKA Holdings, Inc., a Utah corporation ("LKA Utah") acquired a 51% interest in the Properties from Lake City Mines, Inc., a Colorado corporation ("Lake City Mines"), which retained the remaining
49% interest. Immediately after the acquisition, LKA Utah assigned 90% of its interest in the future proceeds that it had the right to receive from the Properties to Caldera Partners Limited Partnership, a Washington limited partnership ("Caldera") in return for approximately $1.6 million, which LKA used to develop the Properties. As a result, Caldera owned a 45.9% interest in the future proceeds that LKA Utah had the right to receive on the Properties. LKA's President, Kye A. Abraham, is Caldera's Managing Partner.

     From 1983 through 1985, LKA Utah conducted exploration, development and limited production activities at the Golden Wonder mine. Additionally, it renovated the 100 ton-per-day flotation mill located on the Ute-Ule Property and completed a five-month pilot production program resulting in the sale of approximately $590,000 of gold concentrates to ASARCO. LKA Utah was forced to discontinue its operations in early 1985 due to depressed gold prices, and it was merged into LKA in August, 1988.

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

     On July 1, 1997, we entered into a Lease Purchase Agreement whereby Au Mining, Inc., a Colorado corporation ("Au Mining"), agreed to lease the Properties, with the option to purchase them. Au Mining entered into the lease for the purpose of exploring, developing and commercially producing ore from the Properties, specifically the Golden Wonder mine, in exchange for payment to LKA of certain minimum annual royalties and net production royalty payments based on the amount of ore removed from the mines. These royalties totaled 10% of all proceeds received, or which Au Mining was entitled to receive, less deductions for assaying, transportation costs, smelting charges and penalties, severance taxes and any state and federal royalties.

     Au Mining exercised its option to purchase the Properties and on July 2, 1999, we sold the Properties to Au Mining for $1,795,853. On that date, Au Mining executed a Promissory Note in the amount of $1,795,853 (the "Note"). The Note bore interest at an annual rate of 8%. It required quarterly payments of $50,000, with the remaining balance payable in a lump sum on July 1, 2004. In addition, all royalties that LKA received from Au Mining as discussed above were to be applied toward the purchase price of the Properties. The Note was secured by a Deed of Trust on the Properties.

     Because we had a 54.1% interest in the proceeds that we were entitled to receive from the Properties, we had the same interest in the Note receivable from Au Mining. As of September 18, 2003, we had received $1,299,925 in payments under the terms of the Note. We owed Caldera $989,043 and $946,384 as of December 31, 2003, and 2002, respectively. These amounts represent 45.9% of the entire Note receivable as well as 45.9% of all recognized interest income associated with the Note. LKA was obligated to pay to Caldera its respective share of Note payments only as such payments were actually collected. As of December 31, 2003, and December 31, 2002, respectively, the current portion of the amounts payable to Caldera was $989,043 and $946,384 and was partially offset by accrued management fees payable to LKA as a reimbursement for 45.9% of Mr. Abraham's salary and other general and administrative expenses related to the management of the Lake City properties. These management fees totaled $176,933 as of December 31, 2003.

     On September 18, 2003, the Company and Au Mining entered into a new lease agreement whereby the previous option to purchase the property and claims was terminated, and all related debts and deeds were cancelled. As a result of this transaction, the land and related reclamation bond were returned to the Company and were recorded at their original pre-sale cost basis. The related note receivable and offsetting deferred income that were created upon the initial sale were reduced to zero. As a result of the new lease agreement, the Company recorded a Loss on Lease Restructuring of $71,061, which represents timing differences in the methods of gain/revenue recognition and the elimination of accrued interest associated with the note receivable. The original basis of the land of $203,655, as well as the reclamation bonds of $63,835, were put back on the books of the Company.

     The provisions of the new lease agreement provide for the lease of the current workings of the Golden Wonder mine and also for the possible expansion of that project over the next several years. The term of the new lease agreement is five years and requires a minimum lease payment of $50,000 per quarter. In addition, Au Mining is also required to remit a 10% net smelter royalty that will be offset against the lease payment. The new lease agreement specifically excludes the Ute Ule mine and related claims. A copy of the new lease agreement was filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, which was filed with the Securities and Exchange Commission on November 19, 2003, and which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

Business.
---------

     LKA has begun the permitting process with respect to the expansion of the Golden Wonder mine, as discussed under the heading "Management's Discussion and Analysis or Plan of Operation." Other than our plans to expand mining activities on the Properties, we do not currently expect to have any material operations during the next 12 months. Management continues to seek other business opportunities but we can not predict when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries of interest to management.

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

     Competitive Business Conditions.
     --------------------------------

     Management believes that there are literally thousands of non-operating mining companies such as LKA. We believe that our competitive position in the industry will be very insignificant.

     Sources and Availability of Raw Materials.
     ------------------------------------------

     We do not use any raw materials, as we do not directly conduct any material operations.

     Dependence on One or a Few Major Customers.
     -------------------------------------------

     Although Au Mining is not a "customer" of LKA, we expect that payments derived from Au Mining's operations will be our most significant source of income over the next 12 months. As discussed under the subheading "Business Development" above, Au Mining is currently paying us quarterly payments of $50,000, under the terms of the new lease agreement. If Au Mining ceases business for any reason, LKA's cash flow would stop.

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

     As of November 18, 2003, the BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the BLM and EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the owner.

     As of the date of this Report, management has had two meetings with the BLM in an effort to negotiate a settlement of this matter. The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself. In this regard, we have recently retained the services of a consultant to advise us regarding the BLM's authority and legal position to order the cleanup and to advise us on our negotiating stance. However, we are in the very early stages of this process and we can not accurately predict what our ultimate liability, if any, will be.

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

     Need for Additional Funding.
     ----------------------------

     If LKA determines that expansion of the Golden Wonder mining project, or any other project, is suitable, a significant additional investment of up to $2 million, or more, would be required. We expect that Au Mining would use any additional investment by LKA to explore and/or develop ore bodies within the Golden Wonder mine. Accordingly, our success or lack of success in raising additional funds may determine whether we make a profit in the future.

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

     No Established Public Market for Our Securities.
     ------------------------------------------------

     There is no established public market for our securities and we can not guarantee that any such market will develop or be maintained in the future. As a result, stockholders may not be able to sell their shares readily, if at all.

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

     The Sale of "Restricted" Shares May Reduce the Price Per Share of Our Common Stock.
-------------

     All of the 924,686 shares of our common stock that are owned or controlled by Kye A. Abraham are "restricted" securities within the meaning of Rule 144 of the Securities and Exchange Commission. If a market for our common stock ever develops, Mr. Abraham may begin selling shares at any time, subject to compliance with Rule 144. Such sales may have a negative effect on our stock price.

Item 2.  Description of Property.
         ------------------------

     We own a 100% interest in the Ute-Ule and Golden Wonder Properties, but we pay to Caldera 45.9% of the proceeds that we receive from the Properties through our new Lease Agreement with AU Mining. We are not currently engaged in any mining operations on these Properties or anywhere else.

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

     LKA re-acquired the Ute-Ule Property pursuant to a new lease agreement with Au Mining. If Au Mining fails to make the required quarterly payments under the terms of the new lease agreement, substantial additional funding would be required to make the mill operational. We can provide no assurance that we would be successful in any such fundraising.

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

     The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA Utah conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this production was derived from two slopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. Beginning in 1997, Au Mining has conducted, and is currently conducting, mining operations and producing commercial quantities of ore from the mine's fifth and sixth levels.

     Office Space.
     -------------

     We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. We pay monthly rent of $750 to Abraham and Co., Inc. an NASD member broker/dealer which is controlled by our President, Kye A. Abraham. This rent includes the use of the office space, telephone, office supplies, utilities, computers and photocopiers. The office is attached to Mr. Abraham's home. The lease arrangement is a month-to-month oral lease with Mr. Abraham.

Item 3.  Legal Proceedings.
         ------------------
     Except as discussed below, LKA is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

     LKA is a plaintiff in Northern Arizona Group SMR et al. v. Allen et al., which was filed in the Superior Court of the State of California for the County of Orange and designated Case No. 818405. In its complaint, as amended, LKA alleged that the defendants made certain misrepresentations in connection with LKA's purchase of 875 shares of the common stock of Allen Wireless Group, a Delaware corporation, for total consideration of $7,000.
We, along with the other stockholders of Allen Wireless Group, are seeking rescission of our stock purchase agreement and a return of the purchase money or, in the alternative, compensatory and consequential damages, in addition to punitive, exemplary and special damages and interest. A trial date of October 12, 2004 has been set in this matter.

     As discussed under "Costs and Effects of Compliance with Environmental Laws" above, we have had preliminary settlement discussions with the BLM over LKA's potential liability, if any, for clean-up costs on the Ute-Ule Property. These negotiations are in the very early stages as of the date of this Annual Report, and we can not estimate what portion of the BLM's estimated $4,317,000 cleanup cost, if any, we may ultimately be found liable for. Settlement discussions are expected to continue well into 2004.

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

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.
--------

Market Information.
-------------------

     There is no "established trading market" for our shares of common stock. Our shares are listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "LKAI"; however, management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained.
If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. All of these persons have satisfied the one-year holding period requirement of Rule 144. See "Sales of Unregistered Securities During the Past Three Years," of this Annual Report.

     Set forth below are the high and low closing bid prices for our common stock for each quarter since our common stock became eligible for quotation on the OTC Bulletin Board of the NASD in October, 2003. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

December 31, 2003               $.02             $.01

Holders
-------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 1157. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     During the next 18 months, the Company intends to seek additional funding of approximately $2 million for the purpose of expanding and/or developing additional ore bearing zones within the Golden Wonder mine. We expect that any anticipated funding will take place through the private placement of our common or preferred stock pursuant to applicable exemptions from registration provided by Regulation D of the Securities and Exchange Commission.

     LKA and Au Mining both believe that it will take at least $1 million to begin the development of substantial additional ore bearing zones within the Golden Wonder Property. We can not assure you that we will be successful in raising the required amounts. However, if we are successful in this regard, we plan to permit and develop a new drift to be located approximately 800 feet below the Golden Wonder's sixth level. The objective of this new drift will be to intersect the existing vein structure and significantly expand the workings of the Golden Wonder.

     Under the terms of the new agreement with Au Mining, LKA has the option to increase its current 10% net smelter interest to a 40% working interest on all ore produced below the Golden Wonder's sixth level, pending successful completion of its permitting and expansion plans.

     Our plans to construct and develop the new drift will be contingent upon favorable geology, gold prices, resolution of permitting and environmental issues, as well as LKA's ability to raise the necessary capital through the sale of equity. We can not assure you that we will be successful in achieving these objectives.

Results of Operations.
----------------------

     2003 was a year of significant achievement for LKA. During the year, LKA repurchased the Properties through a restructured lease agreement with Au Mining. It is our hope that this arrangement together with the purchase of adjoining unpatented claims in late July will enable us to proceed with our planned expansion of the Golden Wonder mine.

     Au Mining produced and sold approximately 24,864 ounces of gold during three quarters of production in 2003, as compared to 24,586 ounces of full-year production in 2002.

     During the third and fourth quarters of 2003, we received the first and second quarterly lease and royalty payments under the restructured lease agreement. These payments totaled $542,090. After we paid 45.9% of this amount to Caldera, our royalty revenues in 2003 were $239,170 and our lease revenues were $54,100, for total revenues of $293,270. By comparison, we did not receive any revenues in 2002 or during the period in 2003 that preceded the new lease agreement, which we entered into on September 18, 2003.

     Operating expenses increased from $98,300 in 2002, to $155,127 in 2003. This change was due to a $20,000 increase in officer salaries as discussed under the heading "Executive Compensation," below, and an increase of $36,827 in general and administrative expenses in 2003. This increase was attributed to legal and accounting fees that were necessary to bring the Company current in its Securities and Exchange Commission filings. Nevertheless, because the new lease agreement created a new source of revenue, we realized operating income of $138,143 in 2003, as compared to a net loss of $98,300 in 2002.

     Interest income declined from $68,080 in 2002 to $27,643, due primarily to the environment of falling interest rates during these periods. However, as a result of the improved stock market in 2003, we had $100,537 in unrealized gains on securities in 2003, and $17,695 in realized gains on securities during that period. This compares to unrealized and realized losses of $6,321 and $2,388, respectively, in 2002. Similarly, we received $9,991 in dividend income in 2003, versus $583 in 2002.

     Due to the new Au Mining lease agreement, we recorded a loss on lease restructuring of $71,061 in 2003. This loss was the result of timing differences in the methods of gain/revenue recognition, as well as the elimination of accrued interest that was associated with the note receivable from Au Mining. This note was canceled in connection with the restructuring in September, 2003.

     We recorded a gain on sale of asset of $209,044 in 2003, as compared to a gain of $164,500 in 2002. These amounts represent payments on the Au Mining note that was canceled in September, 2003. The increased gain on sale in 2003 the result of gains that had been deferred from prior periods.

     Net income was $423,468 in 2003, an increase of approximately 258% over our net income of $118,362 in 2002. Net income per share was $0.07 and $0.02 per share, respectively, in 2003 and 2002. In addition to our substantially improved net income, part of the rise in income per share was due to LKA's repurchase and cancellation of 1,887,680 outstanding shares, at prices less than $0.02 per share, in 2003. As a result, we had only 5,281,456 shares issued and outstanding at December 31, 2003, as compared to 7,169,136 such shares at December 31, 2002. This decrease in the number of outstanding shares was also partially responsible for the increase of approximately 416% in stockholders' equity, from $95,135 at December 31, 2002, to $490,677 at December 31, 2003. The Company's Board of Directors has expressed an interest in continued stock repurchases in the future, provided that sufficient cash is available and that purchase prices are reasonable.

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

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                          LKA INTERNATIONAL, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 2003

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations. . . . . . . . . . . . .  6

Consolidated Statements of Stockholders' Equity. . . . . . . .  7

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  8

Notes to the Consolidated Financial Statements . . . . . . . . 10

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
LKA International, Inc.
Gig Harbor, Washington

We have audited the accompanying consolidated balance sheet of LKA International, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA International, Inc. as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 12, 2004

                     LKA INTERNATIONAL, INC.
                    Consolidated Balance Sheet


                              ASSETS

                                                December 31,
                                                    2003
CURRENT ASSETS

     Cash                                      $    526,354
     Due from affiliates (Note 3)                    64,133
     Refundable deposit                               9,400
     Accrued interest receivable                      1,910
     Notes receivable (Note 7)                       99,997
     Margin trading account                          30,878
     Investment in trading securities               402,095
                                               ------------
          Total Current Assets                    1,134,767
                                               ------------
PROPERTY

     Land held for operating lease (Note 2)         267,655
                                               ------------
          Total Fixed Assets                        267,655
                                               ------------
OTHER ASSETS

     Reclamation bond (Note 2)                       63,835
     Unpatented mining claims                        12,137
                                               ------------
          Total Other Assets                         75,972
                                               ------------
          TOTAL ASSETS                         $  1,478,394
                                               ============

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Balance Sheet (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31,
                                                           2003
CURRENT LIABILITIES

     Accounts payable                                   $     3,017
     Note payable                                            10,000
     Notes payable - related party (Note 3)                  62,803
     Accrued interest - related party (Note 3)               35,787
     Accrued remediation costs (Note 1)                      64,000
     Due to related party (Note 2)                          812,110
                                                        -----------
          Total Current Liabilities                         987,717
                                                        -----------
          Total Liabilities                                 987,717
                                                        -----------

STOCKHOLDERS' EQUITY

     Common stock; $0.001 par value, 50,000,000
       shares Authorized, 5,281,456 shares issued
       and outstanding                                        5,281
     Additional paid-in capital                           5,397,956
     Accumulated deficit                                 (4,912,560)
                                                        -----------
          Total Stockholders' Equity                        490,677
                                                        -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,478,394
                                                        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations

                                             For the Years Ended
                                                  December 31,
                                             2003           2002
REVENUES

     Operating lease revenue                 $  54,100   $      -
     Royalty revenue                           239,170          -
                                             ---------   --------
          Total Revenues                       293,270          -
                                             ---------   --------
OPERATING EXPENSES

     Officer salaries                           68,000     48,000
     General and administrative                 87,127     50,300
                                             ---------   --------
     Total Operating Expenses                  155,127     98,300
                                             ---------   --------
OPERATING INCOME (LOSS)                        138,143    (98,300)
                                             ---------   --------
OTHER INCOME (EXPENSE)

     Interest expense                           (8,524)    (7,792)
     Loss on investment                              -          -
     Interest income                            27,643     68,080
     Gain on sale of asset                     209,044    164,500
     Unrealized gains (losses) on securities   100,537     (6,321)
     Realized gain (losses) on securities       17,695     (2,388)
     Loss on lease restructuring               (71,061)         -
     Dividend income                             9,991        583
                                             ---------  ---------
          Total Other Income (Expense)         285,325    216,662
                                             ---------  ---------
INCOME PRIOR TO INCOME TAX EXPENSE             423,468    118,362

INCOME TAX BENEFIT                                   -          -
                                             ---------  ---------
NET INCOME                                   $ 423,468  $ 118,362
                                             =========  =========
BASIC AND DILUTED NET INCOME PER SHARE       $    0.07  $    0.02
                                             =========  =========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                          6,250,993  7,252,698
                                             =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
         Consolidated Statements of Stockholders' Equity

                                                  Additional
                               Common Stock        Paid-in        Accumulated
                              Shares     Amount    Capital          Deficit
Balance, December 31, 2001    7,269,136   $7,269    $5,426,894   $(5,454,390)

Repurchase and cancellation
 of common stock               (100,000)    (100)       (2,900)            -

Net income for the year ended
 December 31, 2002                    -        -             -       118,362
                              ---------   ------    ----------   -----------
Balance, December 31, 2002    7,169,136    7,169     5,423,994    (5,336,028)

Repurchase and cancellation
of common stock              (1,887,680)  (1,888)      (26,038)            -


Net income for the year
 ended December 31, 2003              -        -             -       423,468
                              ---------  -------    ----------   -----------
Balance, December 31, 2003    5,281,456  $ 5,281    $5,397,956   $(4,912,560)
                              =========  =======    ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Cash Flows

                                                     For the Years Ended
                                                         December 31,
                                                     2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                    $ 423,468     $ 118,362
     Items to reconcile net income to net
       cash provided by operating activities:
       Unrealized (gain) loss on investments        (100,537)        6,321
          Realized (gain) loss on investments        (17,695)        2,388
     Changes in operating assets and liabilities:
          Decrease in prepaid and other assets        13,963       (52,200)
          (Increase) in due from affiliates          (41,633)            -
          (Increase) decrease in interest receivable     811       132,661
          (Increase) decrease in margin account      (37,167)        6,289
          Increase (decrease) in accounts payable    (15,038)       19,157
          Increase (decrease) in accrued expenses    263,703       (39,420)
          Increase (decrease) in deferred income    (209,045)     (164,499)
                                                   ---------     ---------
             Net Cash Provided by Operating
             Activities                              280,830        29,059
                                                   ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Increase in notes receivable                    (99,997)            -
     Disposal of property                                  -             -
     Investment purchases                           (373,254)      (54,916)
     Investment proceeds                             119,391        16,207
     Proceeds from note receivable                   336,210       303,750
                                                   ---------     ---------
               Net Cash Provided (Used) by
               Investing Activities                  (17,650)      265,041
                                                   ---------     ---------

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
        Consolidated Statements of Cash Flows (Continued)


                                             For the Years Ended
                                                  December 31,
                                                  2003      2002
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable              $     -        $    -
     Payment on notes payable - related             -             -
     Repurchase of common stock               (27,926)       (3,000)
                                            ---------     ---------
               Net Cash Used by Financing
               Activities                   $ (27,926)    $  (3,000)
                                            ---------     ---------
INCREASE (DECREASE) IN CASH                 $ 235,254     $ 291,100

CASH AT BEGINNING OF PERIOD                   291,100             -
                                            ---------     ---------
CASH AT END OF PERIOD                       $ 526,354     $ 291,100
                                            =========     =========
CASH PAID FOR:

     Interest                               $   2,259     $   1,254
     Income taxes                           $       -     $       -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated financial statements presented are those of LKA International, Inc. (the Company), a Delaware corporation, its majority owned partnership and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation. The Company was incorporated on March 15, 1988, under the laws of the State of Delaware. The Company was engaged in natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return. The Company exited the development stage in September 2003. (See Note 2)

     a.  Accounting Methods

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

     b.  Basic Income Per Share
                                            For the Years Ended
                                                 December 31,
                                             2003         2002

     Net income from operations
      (numerator)                          $  423,468   $ 118,362

     Weighted average number of
      shares outstanding
      (denominator)                         6,250,993   7,252,698
                                           ----------   ---------
     Income per share                      $     0.07   $    0.02
                                           ==========   =========

     The computation of basic income per share of common stock is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.  Income Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                        2003           2002
     Deferred tax assets:
          NOL Carryover               $    8,400   $ 448,576
          Unrealized Gain/Loss                 -       2,465
                                      ----------   ---------
     Total Deferred Tax Asset                  -     451,041

     Deferred tax liabilities:                 -           -

     Valuation allowance                  (8,400)   (451,041)
                                      ----------   ---------
     Net deferred tax asset           $        -   $       -
                                      ==========   =========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                        2003           2002

     Book income                  $    165,155    $    46,161
     Meals and Entertainment               230            137
     Unrealized Gain                   (39,210)        (2,465)
     Installment Sale                  (14,050)             -
     NOL                              (126,080)       (43,833)
     Accrued Interest                   13,955              -
     Valuation allowance                     -              -
                                   -----------    -----------
                                   $         -    $         -
                                   ===========    ===========

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $21,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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

     g.  Revenue Recognition Policy

     The Leasing Agreement calls for minimum quarterly lease payments. Amounts paid in excess of the minimum lease payment are recorded as royalty revenue. Se also Note 2.

     h.  Recent Accounting Pronouncements

     During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

     SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 required the Company to assess the present value of the future environmental remediation costs. The Company estimated this cost at $64,000 which has been added to the value of the land.

     SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h.  Recent Accounting Pronouncements (Continued)

     Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
     64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

     SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior tothe adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

     SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h.   Recent Accounting Pronouncements (Continued)

     transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of

     SFAS No. 147 -- Did not have a material effect on the financial statements of the Company.

     SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

     SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

     SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

     FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
     Indebtedness of Others   an Interpretation of FASB Statements No. 5, 57
     and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h.  Recent Accounting Pronouncements (Continued)

     FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

     During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

     i.  Reclassification of Prior Period Balances

     Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2 - SALE OF PROPERTY

     On July 2, 1999, the Company sold property in Colorado to AU Mining, Inc. for a note receivable of $1,795,853. The note receivable bore interest at 8% per annum and required minimum quarterly payments of $50,000 with the remaining balance payable via lump sum on July 1, 2004. The note was secured by a Deed of Trust on the properties. Based on the provisions of paragraphs 11-12 and 53-54 of Financial Accounting Standard (FAS) 66: Accounting for Sales of Real Estate, the buyer's initial and continuing investment was inadequate to demonstrate a commitment to pay for the obligation. As such, the Company's gain on the sale had been deferred. As of September 18, 2003, the Company had received $1,299,925 in payments on the note, of which $209,045 has been accounted for as a current year gain on sale of asset.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 2 - SALE OF PROPERTY (Continued)

     On September 18, 2003, the Company and AU Mining entered into a new lease agreement whereby the previous option to purchase the property and claims was terminated, and all related debts and deeds were cancelled. As a result of this transaction, the land and related reclamation bond were returned to the Company and were recorded at their original pre-sale cost basis. The related note receivable and offsetting deferred income that were created upon the initial sale were reduced to zero. As a result of the new lease agreement, the Company recorded a Loss on Lease Restructuring of $71,061, which represents timing differences in the methods of gain/revenue recognition and the elimination of accrued interest associated with the note receivable. The original basis of the land of $203,655, as well as the reclamation bonds of $63,835, were put back on the books of the Company.

     The provisions of the new lease agreement provide for the lease of the current workings of the Golden Wonder mine and also for the possible expansion of that project over the next several years. The term of the new lease agreement is five years and requires a minimum lease payment of $50,000 per quarter. In addition, AU Mining is also required to remit a 10% net smelter royalty that will be offset against the lease payment. The new lease agreement specifically excludes the Ute Ule mine and related claims (See Note 5).

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

     On September 2003 and November 2003, the Company received the first and second quarterly lease and royalty payment due from AU Mining totaling $542,090. Of this amount, $100,000 was assigned to lease revenues, while the remaining $442,090 was considered as royalties. Due to the assignment of 45.9% of these revenues to Caldera, the Company recorded current period lease and royalty revenues of $54,100 and $239,170, respectively, and an increase in the Caldera liability of $248,819.

     As of December 31, 2003, the Company owed Caldera $989,043. This amount represents 45.9% of the cumulative payments received on the note receivable as well as 45.9% of current lease and royalty payments received. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee of as well as an allocation of operating costs $176,933.

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the years ended December 31, 2003 or 2002. Accrued interest related to this note $30,874 as of December 31, 2003.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

     The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the years ended December 31, 2003 or 2002. Accrued interest related to this note was $5,975 as of December 31, 2003.

     The Company pays a company owned by an officer and shareholder $750 per month for office rent and expenses. The affiliated Company, (Abraham & Co., Inc. an NASD member and registered investment advisor) also executes the Company's securities transactions and manages its investment portfolio.

     On May 23, 2003, the Company repurchased 1,366,836 shares of common stock from an investment trust administered by the Company's President and CEO. The shares were purchased in exchange for $17,769 in cash, and were immediately cancelled.

     The Company has advanced $64,133 to various parties in the form of legal payments. These advances are secured by company stock owned by the president of the Company, due upon demand and non-interest bearing.

NOTE 4 - SECURITIES AND INVESTMENTS

     The Company follows the provisions of SFAS 115 regarding marketable securities. The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

     Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classifies as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earning and recorded net of tax as a separate component of equity. All marketable securities held by the Company have been classified as available-for-sale securities.

     The following is a summary of the Company's investment in trading securities as of December 31, 2003.
                                                   Gross
                                       Cost     Unrealized    Fair
                                      Basis        Gains      Value
                                                    2002

     Equity securities   free trading   $301,558  $100,537  $402,095
                                        --------  --------  --------
                                        $301,558  $100,537  $402,095
                                        ========  ========  ========

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 5 -  SIGNIFICANT EVENTS

     Notification of Possible Environmental Remediation

     During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

     The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands. The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. As of November 18, 2003, the BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans.

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

NOTE 6 - NOTES RECEIVABLE

     The Company has loaned $99,997 to seven individuals. These loans are secured by common stock owned by the president of the Company, bear interest at 8.5% per annum and are due in full by December 15, 2004.

NOTE 7 - SUBSEQUENT EVENTS

     The Company anticipates that it will issue 1,000,000 shares of common stock to its president Kye Abraham as a bonus. Additionally it anticipates that it will grant Mr. Abraham 1,000,000 options which are exercisable at $0.25 per share. These options will vest immediately upon grant and will expire 3 years from the date of grant. No options have been granted as of the date of this report.

     Mr. Abraham has also agreed to use his Company stock to collateralize the loans made on behalf of the Northern Arizona Group. The Company may, but is not obligated to withhold all unissued stock and options due to Mr. Abraham until such time as the amounts due from affiliates and the notes receivable are repaid.
                               F-18

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

Business Experience.
--------------------

     Kye Abraham, President, Chairman of the Board and Director. Mr. Abraham is 45 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board, sole shareholder and a director of Abraham & Co., Inc., a registered NASD broker/dealer. Mr. Abraham is also the Managing Partner of Caldera.

     Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 46, has been employed by Frank Russell and Company, a worldwide financial consulting company, since 1991. She currently serves as a Research Associate. From 1998 to 2002, Ms. Abraham was a Technical Assistant and was an Administrative Assistant since 1991. She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Our President, Kye Abraham, and the CDM Trust, which is controlled by Mr. Abraham, filed Form 3 Initial Statements of Beneficial Ownership of Securities with the Securities and Exchange Commission on September 27, 1988. Mr. Abraham filed Form 4 Statements of Changes in Beneficial Ownership of Securities on January 6, 1989; February 8, 1989; May 1, 1989; January 10, 2003; and January 12, 2004.

     Our Secretary/Treasurer, Nanette Abraham, filed a Form 3 with the Securities and Exchange Commission on January 10, 2003.

     We believe that each of these persons is currently in compliance with
Section 16(a) of the Exchange Act.

Audit Committee.
----------------

     We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

Code of Conduct.
----------------

     We have adopted a Code of Conduct for our President and Secretary/Treasurer. See the Exhibit Index, Part III Item 13, of this Report.

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
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------

Kye
Abraham,   12/31/01  48,000  0       0          0     0         0       0
Pres.      12/31/02  48,000  0       0          0     0         0       0
Director   12/31/03  68,000  25,000  0          0     0         0       0

Nanette    12/31/01    0     0       0          0     0         0       0
Abraham,   12/31/02    0     0       0          0     0         0       0
Sec./Treas.12/31/03    0     0       0          0     0         0       0
Director


     Beginning in October, 2003, Kye Abraham began receiving a salary of $10,000 per month for his services to LKA. Prior to that, his salary was $9,000 per month. We do not have any employment agreements with Mr. Abraham or with any other party.

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


     As of the date of this Report, LKA has not granted any options. However, the Company anticipates that it will grant Mr. Abraham options to purchase 1 million shares of its common stock for a price of $0.25 per share, exercisable for three years. In addition, the Company expects to issue 1 million shares of common stock to Mr. Abraham as a bonus. However, these shares have not yet been authorized to be issued, and they are not included in any calculations in this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of our common stock as of the date of this Report:


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class
----------------           ------------------           --------

Kye A. Abraham               924,686 (1)                17.5%
3724 47th Street Ct. NW
Gig Harbor, WA 98335


(1) Consists of 907,136 shares that are held in the name of Kye A. Abraham; and 17,550 shares held in the names of Kye A. Abraham and Nanette Abraham.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of our directors and executive officers as of the date of this Report:


                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------

Kye A. Abraham               924,686 (1)            17.5%
3724 47th Street Ct. NW
Gig Harbor, WA 98335

Nanette Abraham                (2)                  (2)
3724 47th Street Ct. NW
Gig Harbor, WA 98335

All Directors and
Executive Officers
as a group                   924,686                17.5%
(2 persons)


(1) Consists of 907,136 shares that are held in the name of Kye A. Abraham; and 17,550 shares held in the names of Kye A. Abraham and Nanette Abraham.

(2) As the spouse of Kye Abraham, Nanette Abraham may be deemed to beneficially own all 924,686 shares that Mr. Abraham beneficially owns.

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of LKA's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar years ended December 31, 2003 and 2002, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     Caldera Partners Limited Partnership has the right to receive 45.9% of the proceeds that we are entitled to receive from the Ute-Ule and Golden Wonder properties. Caldera is controlled and managed by our President, Kye A. Abraham.

     As of December 31, 2003, LKA owed Cognitive Associates Limited Partnership $56,828 in unpaid principal on a promissory note dated December 31, 1986. The note is unsecured and due on demand and accrues interest at 10% per year. We did not make any payments on this note during the calendar year ended December 31, 2003. As of December 31, 2003, there was $30,874 in accrued interest on the note. Cognitive Associates is controlled by Mr. Abraham.

     As of December 31, 2003, we owed Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per year. We did not make any payments on this note during the calendar year ended
December 31, 2003. As of December 31, 2003, there was $5,975 in accrued interest on the note. Cognitive Intelligence is controlled by Mr. Abraham.

     We pay Abraham and Company a monthly rent of $750 for use of our office, telephone and office equipment. Abraham and Company is solely controlled by Mr. Abraham.

     During the calendar year ended December 31, 2003, LKA advanced $64,133 various parties in the form of legal payments. These advances are secured by company stock owned by Mr. Abraham, and are due upon demand and non-interest bearing.

     On May 23, 2003, we repurchased 1,366,836 shares of common stock from CDM Trust, of which Mr. Abraham is trustee. These shares were purchased in exchange for $17,769 in cash, and were immediately canceled.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2003 and 2002, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2003 and 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     LKA has no parents.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2003 and 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.
Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None.

Exhibits
--------

Exhibit
Number               Description
------               -----------

14             Code of Conduct

31.1           302 Certification of Kye Abraham

31.2           302 Certification of Nannette Abraham

32             906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2002, filed with the Securities and Exchange Commission on April 3, 2003.

     Quarterly Report on Form 10-QSB for the quarterly period ended September 31, 2003, filed with the Securities and Exchange Commission on November 19, 2003.

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

Item 15.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to LKA by its principal accountants during the calendar years ended December 31, 2003, and December 31, 2002:


     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $16,465        $14,600

     Audit-related fees                $   -0-        $   -0-

     Tax fees                          $ 2,455        $   105

     All other fees                    $ 2,363        $   -0-

     Total fees                        $21,283        $14,705


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of LKA's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LKA INTERNATIONAL, INC.


Date: 3-29-04                         By /s/ Kye A. Abraham
      -------                            -------------------
                                         Kye A. Abraham
                                         President, Chairman of the Board and
                                         Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: 3-29-04                            /s/ Kye A. Abraham
      -------                            ------------------
                                         Kye A. Abraham
                                         President, Chairman of the Board and
                                         Director


Date: 3-29-04                            /s/ Nanette Abraham
      -------                            --------------------
                                         Nanette Abraham
                                         Secretary/Treasurer and Director