Form 10QSB
period 2004-03-31
LKA INTERNATIONAL INC /DE/
filed 2004-05-21
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 000-17106
                       ---------------------------


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
                                March 31, 2004

                                   5,281,456

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

                     LKA INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 2004 and December 31, 2003

                     LKA INTERNATIONAL, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                   March 31,    December 31,
                                                    2004           2002
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

     Cash                                     $  468,327       $    526,354
     Accounts receivable                          32,585                  -
     Due from affiliates                          64,133             64,133
     Refundable deposit                                -              9,400
     Accrued interest receivable                   4,006              1,910
     Notes receivable                             99,997             99,997
     Margin trading account                       56,577             30,878
     Investment in trading securities            369,116            402,095
                                              ----------        -----------
          Total Current Assets                 1,094,741          1,134,767
                                              ----------        -----------
FIXED ASSETS

     Land held for operating lease               267,655            267,655
                                              ----------        -----------
          Total Fixed Assets                     267,655            267,655
                                              ----------        -----------
OTHER ASSETS

     Reclamation bond                             63,835             63,835
     Unpatented mining claims                     12,137             12,137
                                               ---------         ----------
          Total Other Assets                      75,972             75,972
                                               ---------         ----------
          TOTAL ASSETS                        $1,438,368         $1,478,394
                                               =========         ==========

                     LKA INTERNATIONAL, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,    December 31,
                                                    2004           2002
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $    8,073     $    3,017
     Note payable                                     10,000         10,000
     Notes payable - related party                    62,803         62,803
     Accrued interest - related party                 37,358         35,787
     Due to related party                            801,119        812,110
                                                  ----------     ----------
          Total Current Liabilities                  919,353        923,717
                                                  ----------     ----------
NON-CURRENT LIABILITIES

     Accrued remediation costs                        64,450         64,000
                                                  ----------     ----------
          Total Non-Current Liabilities               64,450         64,000
                                                   ---------     ----------
          Total Liabilities                          983,803        987,717
                                                   ---------     ----------

STOCKHOLDERS' EQUITY

     Common stock; $0.001 par value, 50,000,000
   shares Authorized, 5,281,456 shares issued
   and outstanding                                     5,281          5,281
     Additional paid-in capital                    5,397,956      5,397,956
     Accumulated deficit                          (4,948,672)    (4,912,560)
                                                 -----------    -----------
          Total Stockholders' Equity                 454,565        490,677
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $  1,438,368    $ 1,478,394
                                                ============    ===========

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                                             For the Three Months Ended
                                                       March 31,
                                                    2004       2003
REVENUES

   Royalties income                               $  17,628    $      -
                                                  ---------    --------
OPERATING EXPENSES

   Officer salaries                                  16,230      13,500
   General and administrative                        33,415      35,590
                                                  ---------    --------
          Total Operating Expenses                   49,645      49,090
                                                  ---------    --------
OPERATING LOSS                                      (32,017)    (49,090)
                                                  ---------    --------
OTHER INCOME (EXPENSE)

   Interest expense                                  (2,053)     (1,992)
   Interest income                                    2,124      13,547
   Gain on sale of asset                                  -      88,918
   Unrealized gains (losses) on securities          (15,562)    (13,832)
   Realized gain (losses) on securities               4,759           -
   Other income                                       6,637           -
                                                  ---------    --------
          Total Other Income (Expense)               (4,095)     86,641
                                                  ---------    --------
NET INCOME (LOSS) BEFORE TAXES                      (36,112)     37,551

INCOME TAX EXPENSE                                        -           -
                                                  ---------    --------
NET INCOME (LOSS)                                 $ (36,112)   $ 37,551
                                                  ==========   ========

BASIC AND DILUTED INCOME (LOSS) PER SHARE         $    (0.01)  $   0.01
                                                  ==========   ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                       5,281,456  7,169,136
                                                  ==========  =========

                     LKA INTERNATIONAL, INC.
          Consolidated Statement of Stockholders' Equity

                                                  Additional
                                Common Stock      Paid-in      Accumulated
                            Shares      Amount    Capital        Deficit
Balance, December 31, 2003     5,281,456   $5,281   $ 5,397,956 $ (4,912,560)

Net loss for the three months
  Ended March 31, 2004
  (unaudited)                          -        -             -      (36,112)
                               ---------   ------    ----------  -----------
Balance, March 31, 2004
  (unaudited)                  5,281,456   $5,281    $5,397,956  $(4,948,672)
                               =========   ======    ==========  ===========

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                             For the Three Months Ended
                                                       March 31,
                                                    2004       2003
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss) from operations               $(36,112)    $ 37,551
     Items to reconcile net income (loss) to net
      cash used by operating activities:
          Accretion of environmental remdeation costs     450            -
     Changes in operating assets and liabilities:
          Increase in accounts receivable             (32,585)           -
          Decrease in other assets                      9,400       27,500
          (Increase) in interest receivable            (2,096)      (2,784)
          Decrease in trading securities               32,979       33,973
          Increase (decrease) in accounts payable       5,056       (8,069)
          Decrease in margin account                  (25,699)      (5,659)
          Increase (decrease) in accrued expenses       1,571       (3,761)
          Decrease in deferred income                       -      (88,920)
                                                   ----------    ---------
               Net Cash Used by Operating Activities  (47,036)     (10,169)
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                        -            -
                                                   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Payment on notes payable - related               (10,991)           -
                                                   ----------    ---------
               Net Cash Used by Financing Activities  (10,991)           -
                                                   ----------    ---------
INCREASE (DECREASE) IN CASH                           (58,027)     (10,169)

CASH AT BEGINNING OF PERIOD                           526,354      291,100
                                                   ----------    ---------
CASH AT END OF PERIOD                              $  468,327    $ 280,931
                                                   ==========    =========
CASH PAID FOR:

     Interest                                      $      483    $     442
     Income taxes                                  $        -    $       -

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2004 and December 31, 2003

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2004 and December 31, 2003

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

As of March 31, 2004, the Company owed Caldera $801,119. This amount represents 45.9% of the cumulative payments received on the note receivable as well as 45.9% of current lease and royalty payments received. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee and administrative costs of $25,947.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2004 and the year ended December 31, 2003. Accrued interest related to this note was $32,295 as of March 31, 2004, and $30,874 as of December 31, 2003.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2004 and the year ended December 31, 2003. Accrued interest related to this note was $5,063 as of March 31, 2004, and $4,913 as of December 31, 2003.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2004 and December 31, 2003


NOTE 4 - CONTINGENCY

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2004 and December 31, 2003

NOTE 4 - CONTINGENCY (Continued)

Notification of Possible Environmental Remediation (Continued)

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------


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

     Under the terms of our agreement with Au Mining, LKA has the option to increase its current 10% net smelter interest to a 40% working interest on all ore produced below the Golden Wonder's sixth level, pending successful completion of its permitting and expansion plans.

     Our plans to construct and develop the new drift will be contingent upon favorable geology, gold prices, resolution of permitting and environmental issues, as well as LKA's ability to raise the necessary capital through the sale of equity. We can not assure you that we will be successful in achieving these objectives.

Results of Operations.
----------------------

     During the quarterly period ended March 31, 2004, we received $17,628 in royalty payments under our restructured lease agreement with Au Mining. By comparison, we did not receive any revenues in the first quarter of 2003, because that period preceded the new agreement, which we entered into on September 18, 2003. First quarter royalties resulted from the sale to Barrick Gold Corporation's Goldstrike facility in Nevada of approximately 243 tons of ore at an average grade of 4.368 ounces of gold per ton. After shipping and processing charges, we split royalties with the Caldera Partnership (45.9%). As expected, first quarter production was low due to weather-related factors and fewer production days by our operator, Au Mining.

     Operating expenses were $49,645 in the first quarter of 2004, which was essentially unchanged from operating expenses of $49,090 in the first quarter of 2003. Officer salaries increased to $16,230 in the 2004 period, from $13,500 in the year-ago period. This increase was partially offset by a reduction in general and administrative expenses to $33,415 in the March 31, 2004 quarter, from $35,590 in the first quarter of 2003. Operating losses totaled $32,017 and $49,090, respectively, in these periods.

     Total other income (expense) fell from $86,641 in the first quarter of 2003, to ($4,095) in the first quarter of 2004. This is primarily due to the recognition of an $88,918 gain from the sale of an asset in 2003; we did not recognize any such gain in the current year period. In addition, interest income declined from $13,547 in the March 31, 2003, quarter to $2,124 in the comparable period in 2004 to $27,643, due primarily to reduced interest rates. Net income (loss) was ($36,112) in the most, as compared to $37,551 in the year-ago quarter.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in this Annual Report: general economic or industry conditions nationally and/or in the communities in which we conduct business; fluctuations in global gold and silver markets; legislation or regulatory requirements, including environmental requirements; conditions of the securities markets; competition; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

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

Item 3.   Controls and Procedures.
          ------------------------

     The Company's President and Treasurer are responsible for establishing and maintaining disclosure controls and procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of March 31, 2004, the President and the Treasurer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Changes in internal controls

     Based on their evaluation as of March 31, 2004, the President and the Treasurer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     During the quarterly period ended March 31, 2004, there were no material developments in the Allen Wireless Group litigation or the Bureau of Land Management matter. To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to LKA.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

     None, not applicable.

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

                                    LKA INTERNATIONAL, INC.

Date: 5-21-04                        /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 5-21-04                        /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director