Form 10QSB
period 2004-06-30
LKA INTERNATIONAL INC /DE/
filed 2004-08-16
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 000-17106
                       -----------------------------


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

                                June 30, 2004

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

                     LKA INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2004 and December 31, 2003

                     LKA INTERNATIONAL, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                   June 30,    December 31,
                                                    2004           2003
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

     Cash                                     $  461,217       $    526,354
     Accounts receivable                          81,473                  -
     Due from affiliates                          64,133             64,133
     Refundable deposit                                -              9,400
     Accrued interest receivable                   6,101              1,910
     Notes receivable                             99,997             99,997
     Margin trading account                      349,175             30,878
     Investment in trading securities             36,720            402,095
                                              ----------        -----------
          Total Current Assets                 1,098,816          1,134,767
                                              ----------        -----------
FIXED ASSETS

     Land held for operating lease               267,655            267,655
                                              ----------        -----------
          Total Fixed Assets                     267,655            267,655
                                              ----------        -----------
OTHER ASSETS

     Reclamation bond                             63,835             63,835
     Unpatented mining claims                     12,137             12,137
                                               ---------         ----------
          Total Other Assets                      75,972             75,972
                                               ---------         ----------
          TOTAL ASSETS                        $1,442,443         $1,478,394
                                               =========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,    December 31,
                                                    2004           2003
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $   10,821     $    3,017
     Note payable                                     10,000         10,000
     Notes payable - related party                    62,803         62,803
     Accrued interest - related party                 38,928         35,787
     Due to related party                            830,188        812,110
                                                  ----------     ----------
          Total Current Liabilities                  952,740        923,717
                                                  ----------     ----------
NON-CURRENT LIABILITIES

     Accrued remediation costs                        64,960         64,000
                                                  ----------     ----------
          Total Non-Current Liabilities               64,960         64,000
                                                   ---------     ----------
          Total Liabilities                        1,017,700        987,717
                                                   ---------     ----------

STOCKHOLDERS' EQUITY

     Common stock; $0.001 par value, 50,000,000
   shares Authorized, 5,281,456 shares issued
   and outstanding                                     5,281          5,281
     Additional paid-in capital                    5,397,956      5,397,956
     Accumulated deficit                          (4,978,494)    (4,912,560)
                                                 -----------    -----------
          Total Stockholders' Equity                 424,743        490,677
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $  1,442,443    $ 1,478,394
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations
                           (Unaudited)
                                        For the Three   For the Six
                                        Months Ended    Months Ended
                                         June 30,         June 30,
                                      2004       2003   2004      2003
REVENUES
 Royalties income                   $ 73,218   $      -   $ 90,846 $      -

OPERATING EXPENSES
 Officer salaries                     16,230     14,607     32,460   28,107
 General and administrative           49,868     15,414     83,283   51,004
                                    --------   --------   -------- --------
   Total Operating Expenses           66,098     30,021    115,743   79,111
                                    --------   --------   -------- --------
OPERATING INCOME (LOSS)                7,120    (30,021)   (24,897) (79,111)
                                    --------   --------   -------- --------
OTHER INCOME (EXPENSE)

 Interest expense                     (2,007)    (2,172)    (4,606)  (4,164)
 Interest income                       2,354     12,167      4,478   25,714
 Gain on sale of asset                     -    120,126          -  209,044
 Unrealized gains (losses)
  on securities                       17,897     49,690      2,335   35,858
 Realized gain (losses) on
  securities                         (57,128)    16,989    (52,369)  16,989
 Other income                          1,942      2,170      8,579    2,170
                                    --------   --------   -------- --------
   Total Other Income (Expense)      (36,942)   198,970    (41,037) 285,611
                                    --------   --------   -------- --------
INCOME TAX EXPENSE                         -          -          -        -
                                    --------   --------   -------- --------
NET INCOME                          $(29,822)  $168,949   $(65,934)$206,500
                                    ========   ========   ======== ========
BASIC NET INCOME PER SHARE          $  (0.01)  $   0.03   $  (0.01)$   0.03
                                    ========   ========   ======== ========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                5,281,456  6,592,027  5,281,456 6,882,176
                                   =========  =========  ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Consolidated Statement of Stockholders' Equity

                                                  Additional
                                Common Stock      Paid-in      Accumulated
                            Shares      Amount    Capital        Deficit
Balance, December 31, 2003     5,281,456   $5,281   $ 5,397,956 $ (4,912,560)

Net loss for the six months
  Ended June 30, 2004
  (unaudited)                          -        -             -      (65,934)
                               ---------   ------    ----------  -----------
Balance, June 30, 2004
  (unaudited)                  5,281,456   $5,281    $5,397,956  $(4,978,494)
                               =========   ======    ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                             For the Six Months Ended
                                                       June 30,
                                                    2004       2003
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss) from operations               $(65,934)    $206,500
     Items to reconcile net income (loss) to net
      cash used by operating activities:
          Accretion of environmental remedeation costs    960            -
     Changes in operating assets and liabilities:
          Increase in accounts receivable             (81,473)           -
          Decrease in other assets                      9,400       27,500
          (Increase) in interest receivable            (4,191)       2,721
          Decrease in trading securities              365,375     (260,014)
          Increase (decrease) in accounts payable       7,804      (11,847)
          (Increase) decrease in margin account      (318,297)      13,359
          Increase (decrease) in accrued expenses       3,141       (4,264)
          Decrease in deferred income                       -     (209,045)
                                                   ----------    ---------
       Net Cash Used by Operating Activities          (83,215)    (268,740)
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from note receivable                          -      336,210
                                                   ----------    ---------
       Net Cash Provided by Investing Activities            -      336,210
                                                   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Advances on notes payable - related               18,078            -
     Repurchase of common stock                             -      (17,769)
                                                   ----------    ---------
       Net Cash Provided by Financing Activities       18,078      (17,769)
                                                   ----------    ---------
INCREASE (DECREASE) IN CASH                           (65,137)      49,701

CASH AT BEGINNING OF PERIOD                           526,354      291,100
                                                   ----------    ---------
CASH AT END OF PERIOD                              $  461,217    $ 340,801
                                                   ==========    =========
CASH PAID FOR:
     Interest                                      $      788    $     442
     Income taxes                                  $        -    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                June 30, 2004 and December 31, 2003

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2004 and December 31, 2003

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

     As of June 30, 2004, the Company owed Caldera $830,188. This amount represents 45.9% of the cumulative payments received on the note receivable as well as 45.9% of current lease and royalty payments received. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee and administrative costs of $58,999.

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2004 and the year ended December 31, 2003. Accrued interest related to this note was $33,715 as of June 30, 2004, and $30,874 as of December 31, 2003.

     The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2004 and the year ended December 31, 2003. Accrued interest related to this note was $5,213 as of June 30, 2004, and $4,913 as of December 31, 2003.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2004 and December 31, 2003


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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2004 and December 31, 2003

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

Results of Operations.
----------------------

     Three Months Ended June 30, 2004, and June 30, 2003.
     ----------------------------------------------------

     During the quarterly period ended June 30, 2004, we received $73,218 in royalty payments under our lease agreement with Au Mining. By comparison, we did not receive any revenues in the second quarter of 2003, because that period preceded our restructured agreement with Au Mining, which we entered into on September 18, 2003. Second quarter royalties resulted from the sale of ore containing 4,251.44 ounces of gold to Barrick Gold Corporation's Goldstrike facility in Nevada. The average grade of the ore was 9.39 ounces of gold per ton. After shipping and processing charges, we split royalties with the Caldera Partnership (45.9%).

     Operating expenses were $66,098 in the second quarter of 2004, due principally to increased general and administrative expenses. These expenses totaled $49,868 in the 2004 period, as compared to $15,414 in the quarterly period ended June 30, 2003. The increase is due principally to our hiring of technical consultants to assist with the Bureau of Land Management matter in 2004; increased Delaware franchise tax payments; and increased travel and lodging expenses in 2004. We realized operating income of $7,120 in the June 30, 2004, period, versus an operating loss of $30,021 in the year-ago period.

     Total other income (expense) fell from $198,970 in the second quarter of 2003, to ($36,942) in the second quarter of 2004. This is primarily due to the recognition of a $120,126 gain from the sale of an asset in 2003; we did not recognize any such gain in the current year period. In addition, we realized a loss of $57,128 on the sale of securities, as compared to a realized gain of $16,989 in the June 30, 2003 period. Net income (loss) was ($29,822) in the most recent quarter, as compared to $168,949 in the year-ago quarter.

     Six Months Ended June 30, 2004, and June 30, 2003.
     --------------------------------------------------

     We received total royalty payments of $90,846 in the six month period ended June 30, 2004. We did not receive any revenues in first six months of 2003.

     General and administrative expenses rose to $83,283 in the six months ended June 30, 2004, from $51,004 in the prior year period, again due to increased fees for technical consultants; higher Delaware franchise taxes; and increased travel and lodging expenses. Primarily as a result of this increase, total operating expenses were $115,743 in the 2004 period, an increase of approximately 46% from $79,111 during the six months ended June 30, 2003.

     Total other income (expense) was $(41,037) in the six months ended June 30, 2004, a decrease of $326,648 from total other income of $285,611 in the comparable period in 2003. The largest reason for this change was our recognition of a gain on sale of asset of $209,044 in the 2003 period. We also realized a loss of $52,369 on the sale of securities during the six months ended June 30, 2004, versus to a realized gain of $16,989 in the 2003 period. Net income (loss) during these periods was ($65,934) and $206,500, respectively.

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

Item 3.   Controls and Procedures.
          ------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

     As discussed under "Costs and Effects of Compliance with Environmental Laws" of our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, we are currently engaged in settlement discussions with the federal Bureau of Land Management (the "BLM") over LKA's potential liability, if any, for clean-up costs on the Ute-Ule property. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. As of the date of this Report, management has had two meetings wtih the BLM in an effort to negotiate a settlement of this matter. The BLM has taken the position that LKA will be liable for the clean-up on the Ute-Ule property, with the timing of the clean-up, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31.1 302 Certification of Kye A. Abraham

          31.2 302 Certification of Nannette Abraham

          32   906 Certification

     (b)  Reports on Form 8-K.

          None; not applicable.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LKA INTERNATIONAL, INC.

Date: 8-16-04                       /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 8-16-04                       /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director