Form 10QSB
period 2004-09-30
LKA INTERNATIONAL INC /DE/
filed 2004-11-19
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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
                             November 16, 2004

                                 6,281,275

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

                     LKA INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2004 and December 31, 2003

                     LKA INTERNATIONAL, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                  September 30,  December 31,
                                                      2004          2003
                                                      ----          ----
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                             $    156,680   $   526,354
 Accounts receivable                                   141,215             -
 Due from affiliates                                    64,133        64,133
 Refundable deposit                                          -         9,400
 Accrued interest receivable                             8,244         1,910
 Notes receivable                                       99,997        99,997
 Margin trading account                                 42,269        30,878
 Investment in trading securities                      676,616       402,095
                                                  ------------   -----------
  Total Current Assets                               1,189,154     1,134,767
                                                  ------------   -----------
FIXED ASSETS

 Land held for operating lease                         267,655       267,655
                                                  ------------   -----------
  Total Fixed Assets                                   267,655       267,655
                                                  ------------   -----------
OTHER ASSETS

 Reclamation bond                                       63,835        63,835
 Unpatented mining claims                               12,137        12,137
                                                  ------------   -----------
  Total Other Assets                                    75,972        75,972
                                                  ------------   -----------
  TOTAL ASSETS                                    $  1,532,781   $ 1,478,394
                                                  ============   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,  December 31,
                                                     2004           2003
                                                     ----           ----
                                                   (Unaudited)

CURRENT LIABILITIES

 Accounts payable                                 $      8,735   $     3,017
 Note payable                                           10,000        10,000
 Notes payable - related party                          62,803        62,803
 Accrued interest - related party                       40,177        35,787
 Due to related party                                  876,205       812,110
                                                  ------------   -----------
  Total Current Liabilities                            997,920       923,717
                                                  ------------   -----------
NON-CURRENT LIABILITIES

 Accrued remediation costs                              65,440        64,000
                                                  ------------   -----------
  Total Non-Current Liabilities                         65,440        64,000
                                                  ------------   -----------
  Total Liabilities                                  1,063,360       987,717
                                                  ------------   -----------

STOCKHOLDERS' EQUITY

 Common stock; $0.001 par value, 50,000,000 shares
  Authorized, 6,281,456 shares issued and outstanding    6,281         5,281
 Additional paid-in capital                          5,516,956     5,397,956
 Accumulated deficit                                (5,053,816)   (4,912,560)
                                                  ------------   -----------
  Total Stockholders' Equity                           469,421       490,677
                                                  ------------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,532,781   $ 1,478,394
                                                  ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                        For the Three Months Ended   For the Nine Months Ended
                               September 30,               September 30,
                               -------------               -------------

                             2004         2003         2004           2003
                             ----         ----         ----           ----

REVENUES

 Operating lease revenue    $ 27,050    $  27,050     $  81,150    $   27,050
 Royalties income             49,348      100,745        86,094       100,745
                            --------    ---------     ---------    ----------
   Total Revenue              76,398      127,795       167,244       127,795
                            --------    ---------     ---------    ----------
OPERATING EXPENSES

 Officer salaries             16,230       14,607        48,690        42,714
 Officer bonus and
 compensation                120,000            -       120,000             -
 General and administrative   53,052       31,925       136,335        82,928
                            --------    ---------     ---------    ----------
   Total Operating Expenses  189,282       46,532       305,025       125,642
                            --------    ---------     ---------    ----------
OPERATING INCOME (LOSS)     (112,884)      81,263      (137,781)        2,153
                            --------    ---------     ---------    ----------

OTHER INCOME (EXPENSE)

 Interest expense             (1,550)      (2,240)       (5,610)       (6,404)
 Interest income               2,325            -         6,803        25,714
 Gain on sale of asset             -            -             -       209,044
 Unrealized gains
  on securities               44,336       20,222        46,671        56,080
 Realized gain (losses) on
  securities                 (13,155)         706       (65,524)       17,695
 Loss on lease restructuring       -      (71,061)            -       (71,061)
 Other income                  5,606        2,556        14,185         4,726
                            --------    ---------     ---------    ----------
    Total Other Income
    (Expense)                 37,562      (49,817)       (3,475)      235,794
                            --------    ---------     ---------    ----------
NET INCOME (LOSS) BEFORE
 INCOME TAXES                (75,322)      31,446      (141,256)      237,947
                            --------    ---------     ---------    ----------
INCOME TAX EXPENSE                 -            -             -             -
                            --------    ---------     ---------    ----------
NET INCOME (LOSS)           $(75,322)   $  31,446     $(141,256)   $  237,947
                            ========    =========     =========    ==========
BASIC NET INCOME PER SHARE  $   0.00    $    0.01     $    0.00    $     0.04
                            ========    =========     =========    ==========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING      5,835,804    5,802,300     5,468,265     6,518,262
                           =========    =========     =========     =========

The accompanying notes are an integral part of these consolidated financials statements.

                     LKA INTERNATIONAL, INC.
          Consolidated Statement of Stockholders' Equity

                                                     Additional
                                     Common Stock     Paid-in    Accumulated
                                   Shares    Amount   Capital      Deficit
                                   ------    ------   -------      -------

Balance, December 31, 2003       5,281,456  $ 5,281  $ 5,397,956  $(4,912,560)

Issued 1,000,000 shares
  August 10, 2004                1,000,000    1,000      119,000            -

Net loss for the nine months
  ended September 30, 2004
  (unaudited)                            -        -            -     (141,256)
                                 ---------  -------  -----------  -----------
Balance, September 30, 2004
  (unaudited)                    6,281,456  $ 6,281  $ 5,516,956  $(5,053,816)
                                 =========  =======  ===========  ===========



The accompanying notes are an integral part of these consolidated financials statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                  For the Nine Months Ended
                                                        September 30,
                                                        -------------
                                                     2004           2003
                                                     ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss) from operations               $  (141,256)     $  237,947
 Items to reconcile net income (loss) to net
  cash used by operating activities:
  Accretion of environmental remediation costs         1,440               -
  Stock issued for officer compensation              120,000               -
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                 (141,215)              -
  (Increase) in other assets                           9,400           6,363
  Increase in due from affiliates                          -         (41,633)
  Increase) in interest receivable                    (6,334)          2,721
  (Increase) decrease in trading securities         (274,521)       (246,757)
  Increase (decrease) in accounts payable              5,718         (11,850)
  (Increase) decrease in margin account              (11,391)        (25,116)
  Increase (decrease) in accrued expenses                  -         164,399
  Decrease in deferred income                              -        (209,045)
                                                 -----------      ----------
   Net Cash Used by Operating Activities            (438,159)       (122,971)
                                                 -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from note receivable                             -         336,210
                                                 -----------      ----------
  Net Cash Provided (Used) by Investing Activities         -         336,210
                                                 -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

 Advances on notes payable - related                  68,485               -
 Repurchase of common stock                                -         (17,769)
                                                 -----------      ----------
   Net Cash Provided by Financing Activities          68,485         (17,769)
                                                 -----------      ----------
INCREASE (DECREASE) IN CASH                         (369,674)        195,470

CASH AT BEGINNING OF PERIOD                          526,354         291,100
                                                 -----------      ----------
CASH AT END OF PERIOD                            $   156,680      $  486,570
                                                 ===========      ==========
CASH PAID FOR:

 Interest                                        $       300      $    1,694
 Income taxes                                    $         -      $        -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2004 and December 31, 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements presented are those of LKA International, Inc. (the Company), a Delaware corporation, its majority owned partnership and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation. The Company was incorporated on March 15, 1988, under the laws of the State of Delaware. The Company was engaged in natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return. The Company leases out its mining interest in exchange for a minimum quarterly lease payment of $27,050 plus a 10% net smelter royalty which is offset against the lease payment.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2004 and December 31, 2003

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

     As of September 30, 2004, the Company owed Caldera $876,205. This amount represents 45.9% of the cumulative payments received on the note receivable as well as 45.9% of current lease and royalty payments received. This amount is offset by accrued management fees payable to LKA as a reimbursement for the salary of a shared employee and administrative costs.

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the nine months ended September 30, 2004 and the year ended December 31, 2003. Accrued interest related to this note was $35,136 as of September 30, 2004, and $30,874 as of December 31, 2003.

     The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the nine months ended September 30, 2004 and the year ended December 31, 2003. Accrued interest related to this note was $5,361 as of September 30, 2004, and $4,913 as of December 31, 2003.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2004 and December 31, 2003


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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2004 and December 31, 2003

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

Results of Operations.
----------------------
     Three Months Ended September 30, 2004, and September 30, 2003.
     --------------------------------------------------------------

     During the quarterly period ended September 30, 2004, we received $49,348 in royalty payments under our lease agreement with Au Mining, as compared to royalty income of $100,745 in the quarterly period ended September 30, 2003. Operating lease revenue was $27,050 in both of these periods.

     Operating expenses totaled $189,282 in the third quarter of 2004. Of this amount, $53,052 was attributable to general and administrative expenses, and $16,230 represented the payment of salaries to our executive officers. During the third quarter of 2003, these amounts were $46,532; $31,925; and $14,607, respectively. The increase in general and administrative expenses is due principally to our hiring of technical consultants to assist with the Bureau of Land Management matter in 2004; increased Delaware franchise tax payments; and increased travel and lodging expenses in 2004. We realized an operating loss of $112,884 in the September 30, 2004, period, as compared to operating income of $81,263 in the year-ago period.

     Total other income (expense) was $37,562 in the third quarter of 2004, versus ($49,817) in the third quarter of 2003. This is primarily due to our recognition of a $71,061 loss on the restructuring of our lease agreement with AU Mining, Inc., in 2003. In addition, in the 2004 period, we had unrealized gains on securities of $44,336 and realized loss on securities of $13,155. In the comparable 2003 period, these gains were $20,222 and $706, respectively. Net loss was $75,322 in the most recent quarter, as compared to net income of $31,446 in the year-ago quarter.

     Nine Months Ended September 30, 2004, and September 30, 2003.
     -------------------------------------------------------------

     We recognized total royalty income of $86,094 and $100,745, respectively, in the nine month periods ended September 30, 2004 and 2003. Operating lease revenues were $81,150 and $27,050 during these periods.

     General and administrative expenses rose to $136,335 in the nine months ended September 30, 2004, from $82,928 in the prior year period, again due to increased fees for technical consultants; higher Delaware franchise taxes; and increased travel and lodging expenses. Primarily as a result of this increase, total operating expenses were $305,025 in the 2004 period, an increase of approximately 243% from total operating expenses of $125,642 during the nine months ended September 30, 2003.

     Total other income (expense) was ($3,475) in the nine months ended September 30, 2004, a decrease of $239,269 from total other income of $235,794 in the comparable period in 2003. The largest reason for this change was our recognition of a gain on sale of asset of $209,044 in the 2003 period. We also realized a loss of $65,524 on the sale of securities during the nine months ended September 30, 2004, versus to a realized gain of $17,695 in the 2003 period. Net income (loss) during these periods was ($141,256) and $237,947, respectively.

Liquidity and Capital Resources.
--------------------------------

     Total current assets were $1,189,154 at September 30, 2004, of which $156,680 consisted of cash and $676,616 represented our investment in trading securities.

     After review of engineering and production data with its operating partner, LKA has decided to further its plans to permit and develop a new drift below the current workings at its Golden Wonder Mine located near Lake City, Colorado. Based on the most recent eight quarters of production, totaling some 41,693 oz. Au. from 2,830 dry weight tons with a weighted, average grade of 14.47 oz. Au per ton, LKA has decided to actively pursue an increase of its permitted area to include a new adit and working pad to be located approximately 1,000 vertical feet below the current 6th level of the Golden Wonder.

     The objective of the new drift will be to intersect the vein structure(s) currently being mined at levels 4-6 and significantly extend the size and productive capacity of the mine. To date, production from the relatively small area (approximately 320 vertical feet) between the 3rd and 6th levels has exceeded 85,700 oz. Au with the majority of that production, 58,942 oz., being produced within the last three years between the 4 and 6 levels. The vein structure in the Golden Wonder is narrow and often times discontinuous. Accordingly, there can be no assurance that the productive structure(s) extend below the current workings and, if encountered, possess economic grades of ore.

     By financing this new extension to the Golden Wonder's existing workings, LKA will be entitled to increase its current 10% "net smelter interest" as the property owner to a 40% "working interest" in all ore encountered below the mine's 6th level. Currently, LKA shares the 10% "net smelter interest" with the Caldera Partners Limited Partnership 54.1% and 45.9% respectively.

     It is estimated that the horizontal distance of the new drift will be approximately one mile and take roughly 18 months to complete. Total cost is currently estimated at over $2 million.

     Our plans to construct and develop the new drift will be contingent upon favorable geology, gold prices, resolution of permitting and environmental issues, as well as LKA's ability to raise the necessary capital through the sale of additional equity. We can not assure you that we will be successful in achieving these objectives. On October 8, 2004, we filed with the Securities and Exchange Commission a Current Report on Form 8-K with regard to these plans. See Part II, Item 6 of this Quarterly Report.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     LKA is a plaintiff in Northern Arizona Group SMR et al. v. Allen et al., which was filed in the Superior Court of the State of California for the County of Orange and designated Case No. 818405. In its complaint, as amended, LKA alleged that the defendants made certain misrepresentations in connection with LKA's purchase of 875 shares of the common stock of Allen Wireless Group, a Delaware corporation, for total consideration of $7,000.
We, along with the other stockholders of Allen Wireless Group, are seeking rescission of our stock purchase agreement and a return of the purchase money or, in the alternative, compensatory and consequential damages, in addition to punitive, exemplary and special damages and interest. A settlement conference has been scheduled for December 1, 2004, and if an acceptable settlement can not be reached, LKA intends to pursue this matter to trial.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------

     On August 10, 2004, LKA issued 1,000,000 "unregistered" and "restricted" shares of its common stock to its President, Kye A. Abraham, in consideration of services valued at $120,000. Mr. Abraham is deemed to be an "accredited investor" as defined in Rule 501 of Regulation D of the Securities and Exchange Commission, due to his status as an executive officer and director. We believe that these shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     No matter was submitted to a vote of our security holders during the period covered by this Quarterly Report.

Item 5.   Other Information.
          ------------------

     None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31.1 - 302 Certification of Kye A. Abraham

          31.2 - 302 Certification of Nannette Abraham

          32   - 906 Certification

     (b)  Reports on Form 8-K.

          8-K Current Report dated October 7, 2004, filed with the Securities and Exchange Commission on October 8, 2004.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LKA INTERNATIONAL, INC.

Date: 11-19-04                      /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 11-19-04                      /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director