Form 10KSB
period 2004-12-31
LKA INTERNATIONAL INC /DE/
filed 2005-04-15
CIK 831355

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  000-17106
                                             ---------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:   December 31,
2004 - $265,757.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     April 14, 2005 - $4,991.59. There are approximately 4,991,589 shares of common voting stock of the Company held by non-affiliates. There is no "established trading market" for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes     No
                                                       ---    ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             April 14, 2005

                               12,750,317*

*This number includes 6,434,042 shares that have been authorized to be issued to Caldera Partners Limited, but which have not yet been formally issued on the issuer's records.

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

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

     Organization and Public Offering.
     ---------------------------------

     For a discussion of the organization of LKA International, Inc. (referred to as "LKA," the "Company," "we," "us," "our" or words of similar import in this Annual Report), see our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 29, 2004, and which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

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

Subsequent to December 31, 2004
-------------------------------

     On March 3, 2005, which is subsequent to the period covered by this Report, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 "unregistered" and "restricted" shares of common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera was also relieved of any future obligations to contribute further exploration and development funds. For more information on this transaction, see the Company's Current Report on Form 8-K, dated March 3, 2005, and filed with the Securities and Exchange Commission on March 4, 2005. See the Exhibit Index,
Part III, Item 13 of this Report.

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

     Dependence on One or a Few Major Customers.
     -------------------------------------------

     Although Au Mining is not a "customer" of LKA, we expect that payments derived from Au Mining's operations will be our most significant source of income over the next 12 months. As discussed under the subheading "Business Development" above, Au Mining is currently paying us quarterly payments of $50,000, under the terms of our lease agreement. If Au Mining ceases business for any reason, LKA's cash flow would stop.

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

     As of the date of this Report, management has had two meetings with the BLM in an effort to negotiate a settlement of this matter. The Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM. The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself. In this regard, we have recently retained the services of a consultant to advise us regarding the BLM's authority and legal position to order the cleanup and to advise us on our negotiating stance. However, we are in the very early stages of this process and we can not accurately predict what our ultimate liability, if any, will be.

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

Risk Factors.
-------------

     Potential Environmental Liability.
     ----------------------------------

     As discussed under "Costs and Effects of Compliance with Environmental Laws," above, the BLM has issued an EE/CA which identifies certain environmental hazards on the Ute-Ule property, with an estimated potential cost of approximately $4,317,000 to clean up these hazards. We are in the early stages of negotiation with the BLM with respect to LKA's responsibility, if any, for the cleanup and what costs, if any, we may be liable for. We intend to make our case as vigorously as possible. However, we could be financially devastated if we are found liable for all or a large portion of the $4,317,000 estimated cleanup costs on the Ute-Ule, as that amount is substantially larger than our total assets.
     We Do Not Know How Much Commercially Recoverable Ore the Properties
Contain.
--------

     Because we do not have any definitive reserve studies on the Properties, we do not know how much commercially recoverable ore they contain. We can not assure you that it will continue to be economically feasible to conduct mining operations on the Properties. If it is not economically feasible, any royalties from the Golden Wonder mine under any lease agreement with Au Mining, which we expect to be our largest source of income, would also cease.

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

     The Sale of "Restricted" Shares May Reduce the Price Per Share of Our Common Stock.
-------------

     All of the 7,908,728 shares of our common stock that are owned or controlled by Kye A. Abraham are "restricted" securities within the meaning of Rule 144 of the Securities and Exchange Commission. If a market for our common stock ever develops, Mr. Abraham may begin selling shares at any time, subject to compliance with Rule 144. Such sales may have a negative effect on our stock price.

Item 2.  Description of Property.
         ------------------------

     We own a 100% interest in the Ute-Ule and Golden Wonder Properties. Prior to March 3, 2005, we paid to Caldera 45.9% of the proceeds that we received from the Properties through our new Lease Agreement with AU Mining. However, on that date, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines. As a result of this assignment, the Company is entitled to receive all of the lease and royalty payments on these Properties. We are not currently engaged in any mining operations on the Properties or anywhere else.

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

     Office Space.
     -------------

     We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. Effective as of December 31, 2004, we pay monthly rent of $1,000 to Abraham and Co., Inc. an NASD member broker/dealer which is controlled by our President, Kye A. Abraham. This rent includes the use of the office space, telephone, office supplies, utilities, computers and photocopiers. The office is attached to Mr. Abraham's home. The lease arrangement is a month-to-month oral lease with Mr. Abraham.

Item 3.  Legal Proceedings.
         ------------------

     Except as discussed below, LKA is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

     LKA is a plaintiff in Northern Arizona Group SMR et al. v. Allen et al., which was filed in the Superior Court of the State of California for the County of Orange and designated Case No. 818405. In its complaint, as amended, LKA alleged that the defendants made certain misrepresentations in connection with LKA's purchase of 875 shares of the common stock of Allen Wireless Group, a Delaware corporation, for total consideration of $7,000.
We, along with the other stockholders of Allen Wireless Group, are seeking rescission of our stock purchase agreement and a return of the purchase money or, in the alternative, compensatory and consequential damages, in addition to punitive, exemplary and special damages and interest. We are currently negotiating a settlement of this matter, but have not yet reached any definitive agreement.

     As discussed under "Costs and Effects of Compliance with Environmental Laws" above, we have had preliminary settlement discussions with the BLM over LKA's potential liability, if any, for clean-up costs on the Ute-Ule Property. These negotiations are in the very early stages as of the date of this Annual Report, and we can not estimate what portion of the BLM's estimated $4,317,000 cleanup cost, if any, we may ultimately be found liable for. Settlement discussions are expected to continue well into 2005 or beyond.

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

                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.
----------------------------------------

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

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

December 31, 2003               $.02             $.01

March 31, 2004                  $.10             $.01

June 30, 2004                   $.15             $.10

September 30, 2004              $.19             $.12

December 31, 2004               $.15             $.12


Holders
-------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 527. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

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

Recent Sales of Restricted Securities; Use of Proceeds of Registered
Securities.
-----------

     On August 11, 2004, we issued 1,000,000 "unregistered" and "restricted" shares of our common stock to our President, Kye A. Abraham, in consideration of services valued at $120,000.

     On March 3, 2005, which is subsequent to the period covered by this Report, LKA and Caldera executed an Assignment of Interest in Joint Venture Agreement by which Caldera assigned to us all of its rights to receive lease and royalty payments on the Properties. Pursuant to the assignment, we agreed to issue 6,434,042 "unregistered" and "restricted" shares of our common stock to Caldera. These shares have not yet been formally issued on the Company's records. However, Caldera has filed a Form 3 and a Schedule 13D with the Securities and Exchange Commission with respect to these shares, and unless indicated otherwise, all calculations in this Report take into account the issuance thereof.

Use of Proceeds of Registered Securities.
-----------------------------------------

     We did not sell any registered securities during the calendar year ended December 31, 2004.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2004. However, on December 31, 2004, our Board of Directors resolved to repurchase outstanding shares of the Company when cash resources are available and conditions are favorable. As of the date of this Report, we have not made any such purchases.

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

Results of Operations.
----------------------

     During the year ended 2004, we received total lease payments of $491,232 compared to the third and fourth quarters of 2003, in which we received the first and second quarterly lease and royalty payments under the restructured lease agreement. These payments totaled $542,090. After we paid 45.9% of this amount to Caldera, our royalty revenues in 2004 were $157,557 and in 2003 were $239,170 and our lease revenues were $108,200 and $54,100, for total revenues of $265,757 and $293,270, respectively.

     Operating expenses increased from $155,127 in 2003 to $397,147 in 2004. This change was primarily due to an increase in general and administrative expenses to $167,453 in 2004, from $83,795 in 2003. We also paid a bonus of 1,000,000 "unregistered" and "restricted" shares of our common stock, valued at $120,000, to our President, Kye A. Abraham, in 2004. We realized an operating loss of $131,390 during the calendar year ended December 31, 2004, as compared to operating income of $138,143 in 2003.

     Interest income declined to $9,272 in 2004, from $27,643 in 2003. We had $89,837 in unrealized gains on securities in 2004, and $45,604 in realized gains on securities in 2004. This compares to unrealized and realized gains of $100,537 and $17,695, respectively, in 2003. We received $37,560 in dividend income in 2004, versus $9,991 in 2003.

     Due to the new Au Mining lease agreement that we entered into in September, 2003, we recorded a loss on lease restructuring of $71,061 in that year. This loss was the result of timing differences in the methods of gain/revenue recognition, as well as the elimination of accrued interest that was associated with the note receivable from Au Mining. This note was canceled in connection with the restructuring in September, 2003.

     We recorded a gain on sale of asset of $209,044 in 2003. These amounts represent payments on the Au Mining note that was canceled in September, 2003. The increased gain on sale in 2003 is the result of gains that had been deferred from prior periods.

     Net income was $24,780 in 2004, a decrease of approximately 90% from our net income of $423,468 in 2003. Basic and diluted net income per share was $0.00 and $0.07 per share, respectively, in 2004 and 2003. Our stockholders' equity of $535,457 at December 31, 2004, represented an increase of approximately 33% in over stockholders' equity of $490,677 at December 31, 2003.

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

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                          LKA INTERNATIONAL, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 2004

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . .  F3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  F4

Consolidated Statements of Operations. . . . . . . . . . . . .  F6

Consolidated Statements of Stockholders' Equity. . . . . . . .  F7

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  F8

Notes to the Consolidated Financial Statements . . . . . . . . F10

                                 REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM




To the Board of Directors
LKA International, Inc.
Gig Harbor, Washington

We have audited the accompanying consolidated balance sheet of LKA International, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA International, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with United States generally accepted accounting principles.



/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 8, 2005

                     LKA INTERNATIONAL, INC.
                    Consolidated Balance Sheet


                              ASSETS

                                                December 31,
                                                    2004
CURRENT ASSETS

     Cash                                      $    411,960
     Due from affiliates (Note 4)                    64,134
     Notes receivable (Note 5)                      110,164
     Accrued interest receivable (Note 5)               410
     Margin trading account                          63,308
     Investment in trading securities               829,498
                                               ------------
          Total Current Assets                    1,479,474
                                               ------------
FIXED ASSETS

     Land and mining claims (Notes 2 and 3)         272,714
     Accumulated depreciation (Note 3)              (29,587)
                                               ------------
          Total Fixed Assets, Net of Accumulated
          Depreciation                              243,127
                                               ------------
OTHER NON-CURRENT ASSETS

     Reclamation bond (Note 2)                       63,835
     Deferred Tax Asset (Note 1)                      5,100
                                               ------------
          Total Other Non-Current Assets             68,935
                                               ------------
          TOTAL ASSETS                         $  1,791,536
                                               ============

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Balance Sheet (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31,
                                                           2004
CURRENT LIABILITIES

     Accounts payable                                   $    51,821
     Note payable                                            10,000
     Notes payable - related party (Note 4)                  62,803
     Accrued interest - related party (Note 4)               42,068
     Due to related party (Note 2)                          907,531
     Income taxes payable (Note 1)                           23,407
                                                        -----------
          Total Current Liabilities                       1,097,630
                                                        -----------
NON-CURRENT LIABILITIES

     Asset retirement obligation (Note 3)                    58,449
                                                        -----------
          Total Non-Current Liabilities                      58,449
                                                        -----------
          Total Liabilities                               1,156,079
                                                        -----------

STOCKHOLDERS' EQUITY

     Common stock; $0.001 par value, 50,000,000
       shares Authorized, 6,281,456 shares issued
       and outstanding                                        6,281
     Additional paid-in capital                           5,516,956
     Accumulated deficit                                 (4,887,780)
                                                        -----------
          Total Stockholders' Equity                        635,457
                                                        -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,791,536
                                                        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations


                                             For the Years Ended
                                                  December 31,
                                             2004           2003
REVENUES

     Operating lease revenue                 $ 108,200   $ 54,100
     Royalty revenue                           157,557    239,170
                                             ---------   --------
          Total Revenues                       265,757    293,270
                                             ---------   --------
OPERATING EXPENSES

     General and administrative                167,453     83,795
     Technical consultants                      44,774      3,332
     Officer salary                             64,920     68,000
     Officer bonus                             120,000          -
                                             ---------   --------
     Total Operating Expenses                  397,147    155,127
                                             ---------   --------
OPERATING INCOME (LOSS)                       (131,390)   138,143
                                             ---------   --------
OTHER INCOME (EXPENSE)

     Interest expense                           (7,796)    (8,524)
     Interest income                             9,272     27,643
     Unrealized gains on securities             89,837    100,537
     Realized gain on securities                45,604     17,695
     Dividend and other investment income       37,560      9,991
     Loss on lease restructuring                     -    (71,061)
     Gain on sale of asset                           -    209,044
                                             ---------  ---------
          Total Other Income                   174,477    285,325
                                             ---------  ---------
INCOME PRIOR TO INCOME TAX EXPENSE              43,087    423,468

INCOME TAX EXPENSE (Note 1)                     18,307          -
                                             ---------  ---------
NET INCOME                                   $  24,780  $ 423,468
                                             =========  =========
BASIC AND DILUTED NET INCOME PER SHARE       $    0.00  $    0.07
                                             =========  =========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                          5,673,237  6,250,993
                                             =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
         Consolidated Statements of Stockholders' Equity

                                                  Additional
                               Common Stock        Paid-in        Accumulated
                              Shares     Amount    Capital          Deficit
Balance, December 31, 2002    7,169,136   $7,169    $5,423,994   $(5,336,028)

Repurchase and cancellation
of common stock              (1,887,680)  (1,888)      (26,038)            -


Net income for the year
 ended December 31, 2003              -        -             -       423,468
                              ---------  -------    ----------   -----------
Balance, December 31, 2003    5,281,456    5,281     5,397,956    (4,912,560)
                              ---------  -------    ----------   -----------
Issuance of 1,000,000 shares
of common stock as officer
compensation                  1,000,000    1,000       119,000             -

Net income for the year
ended December 31, 2004               -        -             -        24,780
                              ---------  -------    ----------   -----------
Balance, December 31, 2004    6,281,456  $ 6,281    $5,516,956   $(4,887,780)
                              =========  =======    ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Cash Flows

                                                     For the Years Ended
                                                         December 31,
                                                     2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                    $  24,780     $ 423,468
     Items to reconcile net income to net
       cash provided by operating activities:
       Unrealized (gain) on investments              (89,837)     (100,537)
       Realized (gain) on investments                (45,604)      (17,695)
       Investment purchases                       (1,117,769)     (373,254)
       Investment proceeds                           825,807       119,391
       Depreciation and impairments                   29,587             -
       Accretion of asset retirement obligation        1,527             -
       Common stock issued as officer compensation   120,000             -
     Changes in operating assets and liabilities:
          (Increase) in margin account               (32,430)      (37,167)
          Decrease in prepaid and other assets         9,400        13,963
          (Increase) decrease in due to/from
          affiliates                                  95,421       (41,633)
          (Increase) decrease in interest receivable  (8,667)          811
          Increase (decrease) in accounts payable     48,803       (15,038)
          Increase in deferred tax asset               5,100             -
          Increase in income taxes payable            23,407             -
          Increase in accrued expenses                 6,281       263,703
          Increase (decrease) in deferred income           -      (209,045)
                                                   ---------     ---------
             Net Cash Provided (Used) by Operating
             Activities                             (114,394)       26,967
                                                   ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Payments in exchange for notes receivable             -       (99,997)
     Proceeds from repayments of note receivable           -       336,210
                                                   ---------     ---------
               Net Cash Provided by
               Investing Activities                        -       236,213
                                                   ---------     ---------


The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
        Consolidated Statements of Cash Flows (Continued)


                                             For the Years Ended
                                                  December 31,
                                                  2004      2003
CASH FLOWS FROM FINANCING ACTIVITIES

     Repurchase of common stock             $       -     $ (27,926)
                                            ---------     ---------
               Net Cash Used by Financing
               Activities                   $       -     $ (27,926)
                                            ---------     ---------
INCREASE (DECREASE) IN CASH                 $(114,394)    $ 235,254

CASH AT BEGINNING OF PERIOD                   526,354       291,100
                                            ---------     ---------
CASH AT END OF PERIOD                       $ 411,960     $ 526,354
                                            =========     =========
CASH PAID FOR:

     Interest                               $   1,515     $   2,259
     Income taxes                           $       -     $       -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued as officer
     compensation                           $ 120,000     $       -
     Notes receivable issued in exchange
     for previous notes receivable and
     related interest                       $ 110,164     $       -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

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

     b.  Basic Income Per Share
                                                  For the Years Ended
                                                       December 31,
                                                  2004            2003

       Net income from operations
        (numerator)                             $ 24,780     $ 423,468

       Weighted average number of
        shares outstanding
        (denominator)                          5,673,237     6,250,993
                                               ---------     ---------
       Income per share                        $    0.00     $    0.07
                                               =========     =========

       The computation of basic income per share of common stock is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents.

       c.  Exploration Costs

       Costs related to locating and evaluating mineral and ore deposits, as well as determining the economic mineability of such deposits are expensed as incurred.

       d.  Asset Retirement Obligations

       On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value at the time the obligations are incurred. Upon initial recognition of a liability, the cost should also be capitalized as part of the carrying amount of the related long-lived asset. See Note 3.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Income Taxes

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

         The provision (benefit) for income taxes for the years ended December 31, 2004 and 2003 consist of the following:


                                          2004                            2003


       Federal:
        Current                          $ 19,014                            -
        Deferred                                -                            -

       State:
        Current                             4,393                            -
        Deferred                                -                            -

                                         $ 23,407                 $          -

       Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                                          2004                           2003

       Deferred tax assets:
        Accrued Expenses                 $ 10,100                 $     8,400

       Deferred tax liabilities:
        Depreciation                       (5,000)                          -

       Valuation allowance                      -                      (8,400)

       Net deferred tax asset            $  5,100                 $         -

       The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 24% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:



                                         2004                            2003

       Book income                       $ 10,340                 $   165,155
       Meals and entertainment                120                         230
       Unrealized gain                    (21,560)                    (39,210)
       Installment sale                         -                     (14,050)
       Stock for services                  28,800                           -
       Other                                  607                           -
       Net Operating Loss                       -                    (126,080)
       Accrued interest                         -                      13,955
       Valuation allowance                      -                           -

                                         $ 18,307                 $         -

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e.  Income Taxes (Continued)

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

       f.  Cash Equivalents

       The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

       g.  Principles of Consolidation

       The consolidated financial statements include those of LKA
       International, Inc., a Delaware corporation, its majority owned partnership and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation. All significant intercompany accounts and transactions have been eliminated.

       h.  Use of Estimates

       The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       i.  Revenue Recognition Policy

       The Leasing Agreement calls for minimum quarterly lease payments. Amounts paid in excess of the minimum lease payment are recorded as royalty revenue. See Note 2.

       j.  Securities and Investments

       The Company applies the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), regarding marketable securities. The Company invests in securities that are intended to be bought and held principally for the purpose of selling them in the near term, and as a result, classifies such investments as trading securities. Trading securities are recorded at fair value on the balance sheet with changes in fair value being reflected as unrealized gains or losses in the current period. In addition, and in accordance with the provisions of SFAS 115, the Company also classifies the cash flows from purchases, sales, and maturities of trading securities as cash flows from operating activities. The Company determines the amount of realized and unrealized gain and losses attributable to specific investments utilizing the specific identification methodology.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       k.  New Accounting Pronouncements

       On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the first fiscal quarter of 2005, and do not believe the adoption of this Statement will have any immediate material impact on the Company.

       In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

       In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
       k.  Recent Accounting Pronouncements (Continued)

       In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

       l.  Reclassification of Prior Period Balances

       Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2004, with no effect on previously reported net income or stockholder's equity.

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

       On September 18, 2003, the Company and AU Mining entered into a new lease agreement whereby the previous option to purchase the property and claims was terminated, and all related debts and deeds were cancelled. As a result of this transaction, the land and related reclamation bond were returned to the Company and were recorded at their original pre-sale cost basis. The related note receivable and offsetting deferred income that were created upon the initial sale were reduced to zero. As a result of the new lease agreement, the Company recorded a Loss on Lease Restructuring of $71,061, which represented timing differences in the methods of gain/revenue recognition and the elimination of accrued interest associated with the note receivable. The original basis of the land of $203,655, as well as the reclamation bonds of $63,835, were put back on the books of the Company.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 - SALE OF PROPERTY (Continued)

       The provisions of the new lease agreement provide for the lease of the current workings of the Golden Wonder mine and also for the possible expansion of that project over the next several years. The term of the new lease agreement is five years and requires a minimum lease payment of $50,000 per quarter. In addition, AU Mining is also required to remit a 10% net smelter royalty that will be offset against the lease payment. The new lease agreement specifically excludes the Ute Ule mine and related claims (See Note 6).

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

       During the Years ended December 31, 2004 and 2003, the Company received quarterly lease and royalty payments from AU Mining totaling $491,232 and $542,090, respectively. Of these amounts, $200,000 and $100,000 were assigned to lease revenues for the years ended December 31, 2004 and 2003, respectively, while the remaining $291,232 and $442,090 were considered royalty remittances. Due to the assignment of 45.9% of these revenues to Caldera, the Company recorded lease and royalty revenues of $108,200 and $157,557, and $54,100 and $239,170, for the years ended December 31, 2004 and 2003, respectively. The portion of these remittances attributable to Caldera were added to the Due to Related Party liability account.

       As of December 31, 2004, the Company owed Caldera $907,531. This amount represents 45.9% of the cumulative payments received on the prior AU Mining note receivable as well as 45.9% of subsequent lease and royalty payments received offset by Caldera's allocation of operating costs incurred by Company.

       In March 2005, the Company completed the acquisition of Caldera's interest in the Golden Wonder Mine. See Note 7.

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

       SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company's asset retirement obligations (AROs) consist of estimated costs related to the reclamation of the Golden Wonder and Ute Ule mines in correspondence with federal and state reclamation laws as defined by each applicable mine permit. The obligation and corresponding asset are recognized in the p[period in which the liability is incurred.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 3 - ASSET RETIREMENT OBLIGATIONS (Continued)

       The Company calculates its estimated AROs for final reclamation and mine closure based upon anticipated amounts and timing of future cash expenditures for a third party to perform the required work.
       Spending estimates are escalated for inflation (currently estimated at 1.93% per annum), then discounted at the credit-adjusted risk-free rate (estimated at 4.09% per annum at September 18, 2003). The Company records an ARO asset associated with the liability and amortizes the asset over its expected life using the strait-line depreciation method. The ARO liability is accreted to the projected spending date. Changes in estimates could occur due to mine plan revisions, changes in estimated costs, and changes in the timing of the performance of anticipated reclamation activities.

       As discussed in Note 2, the Company reacquired its ownership interests in the Golden Wonder and Ute Ule mines on September 18, 2003. At that time, the Company made its initial SFAS 143 transition entries to record the estimated future reclamation costs of the mines. During the fourth quarter of 2004, the Company revised its assessment of the anticipated productivity of the Ute Ule mine, and determined that the mine would not be subject to further development or mining activity. As a result, the entire ARO asset associated with the mine was written off. A reconciliation of the Company's SFAS 143 accounts and activity is presented below:

                                            Golden
                                            Wonder     Ute Ule
                                             Mine       Mine        Total


       Discounted present value of
        estimated future reclamation
        costs (Original ARO Asset)         $ 36,922    $ 20,000   $ 56,922

       Accumulated depreciation at
        December 31, 2004                    (9,587)    (20,000)   (29,587)
                                           --------    --------   --------
       Discounted present value of
        estimated future reclamation
        costs (ARO Asset, net)             $ 27,335    $      -   $ 27,335
                                           ========    ========   ========
       Discounted present value of
        estimated future reclamation
        costs (Original ARO Liability)     $(36,922)   $(20,000)  $(56,922)

       Liability accretion through
        December 31, 2004                    (1,527)          -     (1,527)
                                           --------    --------   --------
       Discounted present value of
        estimated future reclamation
        costs (Accreted ARO Liability)     $(38,449)   $(20,000)  $(58,449)
                                           ========    ========   ========

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 4 - RELATED PARTY TRANSACTIONS

       The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum.
       No payments have been made during the years ended December 31, 2004 or 2003. Accrued interest related to this note totaled $36,557 as of December 31, 2004.

       The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum.
       No payments have been made during the years ended December 31, 2004 or 2003. Accrued interest related to this note totaled $5,511 as of December 31, 2004.

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

       During fiscal years 2003 and 2004, the Company advanced $64,133 to various parties in the form of legal payments. These advances are secured by company stock owned by the president of the Company, due upon demand and non-interest bearing.

NOTE 5 - NOTES RECEIVABLE

       In October 2003, the Company loaned $99,997 to seven individuals. These notes accrued interest at 8.5% per annum and were due in full by December 15, 2004. On December 15, 2004, all seven notes were exchanged for new notes totaling $110,164. The new notes represent the full value of all prior notes plus accrued interest of $10,167. All of the replacement notes are secured by common stock owned by the president of the Company, accrue interest at 8.5% per annum, and are due in full by December 15, 2005.

NOTE 6 - SIGNIFICANT EVENTS

       Notification of Possible Environmental Remediation

       During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 6 - SIGNIFICANT EVENTS (Continued)

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

NOTE 7 - SUBSEQUENT EVENTS

       In March 2005, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 shares of restricted common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera will also be relieved of any future obligations to contribute further exploration and development funds.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     During the past two fiscal years, and since then, there have been no changes in our independent accountants or any disagreements with our independent accountants on accounting and financial disclosure.

Item 8(a).  Controls and Procedures.
------------------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
------------------------------

     Subsequent to the date of this Report, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 shares of restricted common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera was also relieved of any future obligations to contribute further exploration and development funds. For more information see our 8-K Current Report dated March 3, 2005, filed with the Securities and Exchange Commission on March 4, 2005. See the Exhibit Index, Part III, Item 13 of this Report.

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

Business Experience.
--------------------

     Kye Abraham, President, Chairman of the Board and Director. Mr. Abraham is 46 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board, sole shareholder and a director of Abraham & Co., Inc., a registered NASD broker/dealer. Mr. Abraham is also the Managing Partner of Caldera.

     Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 47, has been employed by Frank Russell and Company, a worldwide financial consulting company, since 1991. She currently serves as a Research Associate. From 1998 to 2002, Ms. Abraham was a Technical Assistant and was an Administrative Assistant since 1991. She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

     Except as indicated below, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to LKA during our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe all forms required to be filed under Section 16 of the Exchange Act have been timely filed.

     On January 12, 2004, Kye A. Abraham and Nanette Abraham jointly filed a Form 4 with respect to a sale of our common stock by CDM Trust, of which Mr. Abraham is the trustee, which sale took place on May 23, 2003.

     We believe that each of these persons is currently in compliance with
Section 16(a) of the Exchange Act.

Audit Committee.
----------------

     We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

Code of Conduct.
----------------
     We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part III, Item 13 of this Report.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by LKA for services rendered during the periods indicated:

                   SUMMARY COMPENSATION TABLE
                                       Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (c)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest-   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------
Kye
Abraham,   12/31/02  48,000  0       0          0     0         0       0
Pres.      12/31/03  68,000  25,000  0          0     0         0       0
Director   12/31/04  64,920 (1)      0         (1)    0         0       0

Nanette    12/31/02    0     0       0          0     0         0       0
Abraham,   12/31/03    0     0       0          0     0         0       0
Sec./Treas.12/31/04    0     0       0          0     0         0       0
Director

     (1) On August 11, 2004, our Board of Directors resolved to issue to Mr. Abraham 1,000,000 "unregistered" and "restricted" shares of our common stock, valued at $120,000, as a bonus.

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



     As of the date of this Report, LKA has not granted any options. However, the Company anticipates that it will grant Mr. Abraham options to purchase 1,000,000 shares of its common stock for a price of $0.25 per share, exercisable for three years. However, these shares have not yet been authorized to be issued, and they are not included in any calculations in this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of our common stock as of the date of this Report:

                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class
----------------           ------------------           --------

Kye A. Abraham               7,908,728 (1)                60.9%
3724 47th Street Ct. NW
Gig Harbor, WA 98335

(1) Consists of 757,136 shares that are held in the name of Kye A. Abraham; 567,550 shares held in the names of Kye A. Abraham and Nanette Abraham; and 6,434,042 shares that Mr. Abraham owns indirectly through Caldera Partners Limited.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of our directors and executive officers as of the date of this Report:

                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------

Kye A. Abraham              7,908,728 (1)            62.0%
3724 47th Street Ct. NW
Gig Harbor, WA 98335
Nanette Abraham                (2)                  (2)
3724 47th Street Ct. NW
Gig Harbor, WA 98335

All Directors and
Executive Officers
as a group                  7,908,728                62.0%
(2 persons)


(1) Consists of 1,474,686 shares that are held directly by Mr. and Ms. Abraham and 6,434,042 shares that Mr. Abraham owns indirectly through Caldera Partners Limited.

(2) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 7,908,728 shares that Mr. Abraham beneficially owns.

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of LKA's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar years ended December 31, 2004 and 2003, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.
     As of December 31, 2004, LKA owed Cognitive Associates Limited Partnership $56,828 in unpaid principal on a promissory note dated December 31, 1986. The note is unsecured and due on demand and accrues interest at 10% per year. We did not make any payments on this note during the calendar year ended December 31, 2004. As of December 31, 2004, there was $36,557 in accrued interest on the note. Cognitive Associates is controlled by Mr. Abraham.

     As of December 31, 2004, we owed Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per year. We did not make any payments on this note during the calendar year ended
December 31, 2004. As of December 31, 2004, there was $5,511 in accrued interest on the note. Cognitive Intelligence is controlled by Mr. Abraham.

     Beginning December 31, 2004, we pay Abraham and Company a monthly rent of $1,000 for use of our office, telephone and office equipment. Abraham and Company is solely controlled by Mr. Abraham.

     During the calendar year ended December 31, 2004, LKA advanced $64,133 various parties in the form of legal payments. These advances are secured by company stock owned by Mr. Abraham, and are due upon demand and non-interest bearing.

     On May 23, 2003, we repurchased 1,366,836 shares of common stock from CDM Trust, of which Mr. Abraham is trustee. These shares were purchased in exchange for $17,769 in cash, and were immediately canceled.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2004 and 2003, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2004 and 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     LKA has no parents, except to the extent that Mr. Abraham may be deemed to be its parent by virtue of his beneficial ownership of approximately 62% of its issued and outstanding shares.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2004 and 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------


     Current Report on Form 8-K, dated October 7, 2004 and filed with the Securities and Exchange Commission on October 8, 2004, regarding a Press Release.

     Current Report on Form 8-K, dated March 3, 2005 and filed with the Securities and Exchange Commission on March 4, 2005, regarding the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines.

Exhibits
--------

Exhibit
Number               Description
------               -----------

31.1           302 Certification of Kye Abraham

31.2           302 Certification of Nannette Abraham

32             906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2004.

     Quarterly Report on Form 10-QSB for the quarterly period ended September 31, 2003, filed with the Securities and Exchange Commission on November 19, 2003.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to LKA by its principal accountants during the calendar years ended December 31, 2004, and December 31, 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $10,112        $18,828

     Audit-related fees                $   -0-        $   -0-

     Tax fees                          $ 6,014        $ 2,455

     All other fees                    $   -0-        $   -0-

     Total fees                        $16,126        $21,283

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


                                       LKA INTERNATIONAL, INC.


Date: 4-15-05                         By /s/ Kye A. Abraham
      -------                            -------------------
                                         Kye A. Abraham
                                         President, Chairman of the Board and
                                         Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: 4-15-05                            /s/ Kye A. Abraham
      -------                            ------------------
                                         Kye A. Abraham
                                         President, Chairman of the Board and
                                         Director


Date: 4-15-05                            /s/ Nanette Abraham
      -------                            --------------------
                                         Nanette Abraham
                                         Secretary/Treasurer and Director