Form 10QSB
period 2005-03-31
LKA INTERNATIONAL INC /DE/
filed 2005-05-16
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

                                March 31, 2005

                                12,715,498
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

                     LKA INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 2005 and December 31, 2004

                     LKA INTERNATIONAL, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                   March 31,    December 31,
                                                    2005           2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

     Cash                                         $  467,859   $    411,960
     Due from affiliates                              64,271         64,134
     Prepaid expenses                                 22,500              -
     Notes receivable                                110,164        110,164
     Accrued interest receivable                       2,719            410
     Margin trading account                           24,142         63,308
     Investment in trading securities                884,919        829,498
                                                  ----------    -----------
          Total Current Assets                     1,576,574      1,479,474
                                                  ----------    -----------
FIXED ASSETS

     Land and mining claims                          445,501        272,714
     Accumulated depreciation                        (31,449)       (29,587)
                                                  ----------    -----------
          Total Fixed Assets                         414,052        243,127
                                                  ----------    -----------
OTHER ASSETS

     Reclamation bonds                                63,835         63,835
     Deferred tax asset                                5,100          5,100
                                                   ---------     ----------
          Total Other Assets                          68,935         68,935
                                                   ---------     ----------
          TOTAL ASSETS                            $2,059,561     $1,791,536
                                                   =========     ==========

                     LKA INTERNATIONAL, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,    December 31,
                                                    2005           2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $    8,498     $   51,821
     Note payable                                     10,000         10,000
     Notes payable - related party                    62,803         62,803
     Accrued interest - related party                 43,612         42,068
     Income taxes payable                             46,882         23,407
     Due to related party                                  -        907,531
                                                  ----------     ----------
          Total Current Liabilities                  171,795      1,097,630
                                                  ----------     ----------
NON-CURRENT LIABILITIES

     Asset retirement obligation                      58,846         58,449
                                                  ----------     ----------
          Total Non-Current Liabilities               58,846         58,449
                                                   ---------     ----------
          Total Liabilities                          230,641      1,156,079
                                                   ---------     ----------

STOCKHOLDERS' EQUITY

     Common stock; $0.001 par value, 50,000,000
     shares Authorized, 12,715,498 shares issued
     and outstanding                                  12,715          6,281
     Additional paid-in capital                    6,642,895      5,516,956
     Accumulated deficit                          (4,826,690)    (4,887,780)
                                                 -----------    -----------
          Total Stockholders' Equity               1,828,920        635,457
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $  2,059,561    $ 1,791,536
                                                ============    ===========

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                                             For the Three Months Ended
                                                       March 31,
                                                    2005       2004
REVENUES

   Royalties income                               $ 145,129    $ 17,628
                                                  ---------    --------
OPERATING EXPENSES

   Officer salaries                                  20,820      16,230
   General and administrative                        62,735      33,415
                                                  ---------    --------
          Total Operating Expenses                   83,555      49,645
                                                  ---------    --------
OPERATING INCOME (LOSS)                              61,574     (32,017)
                                                  ---------    --------
OTHER INCOME (EXPENSE)

   Interest expense                                  (1,907)     (2,053)
   Interest income                                    2,670       2,124
   Realized losses on securities                    (13,018)    (15,562)
   Unrealized gains on securities                    20,646       4,759
   Other investment income                           14,600       6,637
                                                  ---------    --------
          Total Other Income (Expense)               22,991      (4,095)
                                                  ---------    --------
NET INCOME (LOSS) BEFORE TAXES                       84,565     (36,112)

INCOME TAX EXPENSE                                   23,475           -
                                                  ---------    --------
NET INCOME (LOSS)                                 $  61,090   $ (36,112)
                                                  =========    ========

BASIC AND DILUTED INCOME (LOSS) PER SHARE         $    0.01   $   (0.01)
                                                  =========    ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                      8,426,137   5,281,456
                                                  =========   =========

                     LKA INTERNATIONAL, INC.
          Consolidated Statement of Stockholders' Equity

                                                  Additional
                                Common Stock      Paid-in      Accumulated
                            Shares      Amount    Capital        Deficit
Balance, December 31, 2004     6,281,456   $6,281   $ 5,516,956 $ (4,887,780)

Issuance of common stock to a
related party in exchange for
acquisition of interest in
Golden Wonder and Ute Ule
Mines at $0.18 per share
(unaudited)                    6,434,042    6,434     1,125,939            -

Net income for the three months
  Ended March 31, 2005
  (unaudited)                          -        -             -       61,090
                               ---------   ------    ----------  -----------
Balance, March 31, 2005
  (unaudited)                 12,715,498  $12,715    $6,642,895  $(4,826,690)
                              ==========  =======    ==========  ===========

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                             For the Three Months Ended
                                                       March 31,
                                                    2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss) from operations               $ 61,090     $(36,112)
     Items to reconcile net income (loss) to net
      cash used by operating activities:
          Accretion of environmental remediation costs    397          450
          Depreciation and amortization                 1,861            -
          Unrealized (gain) loss on investments        13,018       (4,759)
          Realized (gain) on investments              (20,646)      15,562
          Investment purchases                       (256,927)           -
          Investment proceeds                         209,134       22,176
     Changes in operating assets and liabilities:
          Increase in amounts due from affiliates        (137)     (32,585)
          Increase in amounts due to affiliates        52,056            -
          (Increase) decrease in prepaid and other
          assets                                      (22,500)       9,400
          (Increase) in interest receivable            (2,309)      (2,096)
          Increase (decrease) in accounts payable     (43,323)       5,056
          Increase (decrease) in margin account        39,166      (25,699)
          Increase in accrued interest                  1,544        1,571
          Increase in income taxes payable             23,475            -
                                                   ----------    ---------
               Net Cash Used by Operating Activities   55,899      (47,036)
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                        -            -
                                                   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Payment on notes payable - related                     -      (10,991)
                                                   ----------    ---------
               Net Cash Used by Financing Activities        -      (10,991)
                                                   ----------    ---------
INCREASE (DECREASE) IN CASH                            55,899      (58,027)

CASH AT BEGINNING OF PERIOD                           411,960      526,354
                                                   ----------    ---------
CASH AT END OF PERIOD                              $  467,859    $ 468,327
                                                   ==========    =========
CASH PAID FOR:

     Interest                                      $      363    $     483
     Income taxes                                  $        -    $       -

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                             For the Three Months Ended
                                                       March 31,
                                                    2005       2004

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued in exchange for acquisition
  of interest in Golden Wonder and Ute Ule mines  $1,132,373   $      -

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2005 and December 31, 2004

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements presented are those of LKA International, Inc. (the Company), a Delaware corporation, its majority owned partnership and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation. The Company was incorporated on March 15, 1988, under the laws of the State of Delaware. The Company was engaged in several natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return. The Company exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado (See Note 2). Currently the Company is engaged in efforts to expand it's interest in its operating gold mine.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -  ACQUISITION OF PROPERTY AND MINING RIGHTS

     On March 1, 2005, the Company completed the acquisition of Caldera Partners Limited Partnership's (Caldera) 45.9% interest in the Golden Wonder and Ute Ule mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 shares of restricted common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera will also be relieved of any future obligations to contribute further exploration and development funds. At the time of the acquisition, the Company owed Caldera $959,586 in royalty remittances net of certain shared expenses reimbursable to the Company.

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

     Due to the related party nature of the transaction, the acquired property and mining rights were valued based upon Caldera's original cost basis in the Golden Wonder and Ute Ule mines, of $172,788.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2005 and December 31, 2004


NOTE 3 -  RELATED PARTY TRANSACTIONS

     The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2005 and the year ended December 31, 2004. Accrued interest related to this note was $39,360 as of March 31, 2005, and $37,958 as of December 31, 2004.

     The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2005 and the year ended December 31, 2004. Accrued interest related to this note was $5,805 as of March 31, 2005, and $5,658 as of December 31, 2004.

     The Company has advanced $64,271 to various parties in the form of legal payments. These advances are secured by company stock owned by the president of the Company, due upon demand and non-interest bearing.

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

     The Company pays a company owned by an officer and shareholder $1,000 per month for office rent and expenses. The affiliated Company, (Abraham & Co., Inc. an NASD member and registered investment advisor) also executes the Company's securities transactions manages its investment portfolio.

NOTE 4 -  CONTINGENCY

     Notification of Possible Environmental Remediation

     During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

     The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands. The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2005 and December 31, 2004

NOTE 4 -  CONTINGENCY (Continued)

     Notification of Possible Environmental Remediation (Continued)

     is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of March 31, 2005, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Except as discussed below, LKA has not engaged in any material operations during the quarterly period ended March 31, 2005, or since 1989.

     On March 1, 2005, the Company completed the acquisition of Caldera Partners Limited Partnership's (Caldera) 45.9% interest in the proceeds and benefits derived from the Golden Wonder and Ute Ule mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 shares of restricted common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera will also be relieved of any future obligations to contribute further exploration and development funds. At the time of the acquisition, the Company owed Caldera $959,586 in royalty remittances net of certain shared expenses reimbursable to the Company.

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

     Due to the related party nature of the transaction, the acquired property and mining rights were valued based upon Caldera's original cost basis in the Golden Wonder and Ute Ule mines, of $172,788.

     Our acquisition of Caldera's interest was disclosed in a Current Report on Form 8-K dated March 3, 2005, and filed with the Securities and Exchange Commission on March 4, 2005. See the Exhibit Index, Part II, Item 6 of this Report.

     As a result of our acquisition in Caldera's interests in the Golden Wonder mines, our royalty income during the first quarter of 2005 increased to $145,129, from $17,628 in the first quarter of 2004. Operating expenses also increased, to $83,555 in the quarterly period ended March 31, 2005, from $49,645 in the prior year period. Approximately 86% of this increase, or $29,320, was due to increased general and administrative expenses of $62,735 in the first quarter of 2005 as a result of (i) increased legal and accounting fees related to the Caldera transaction; (ii) increased financing, public relations and web site development costs; and (iii) our assumption in March, 2005, of all costs and expenses associated with the Golden Wonder and Ute Ule properties. We realized operating income of $61,574 in the March 31, 2005, quarter, as compared to an operating loss of $32,017 in the year-ago period.

     After other income (expense) of $22,991 and $(4,095), our net income
(loss) before taxes in the first quarters of 2005 and 2004 was $84,565 and $(36,112), respectively. Income tax expense during these periods was $23,475 and $0, resulting in net income (loss) of $61,090 and $(36,112) in each period. Basic and diluted income (loss) per share was $0.01 in the March 31, 2005 period, as compared to $(0.01) in the prior year period.

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

     We have had preliminary settlement discussions with the BLM over LKA's potential liability, if any, for clean-up costs on the Ute-Ule property. These negotiations are in the very early stages as of the date of this Quarterly Report, and we can not estimate what portion of the BLM's estimated $4,317,000 cleanup cost, if any, we may ultimately be found liable for. Settlement discussions are expected to continue well into 2005 or beyond.

     To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to LKA.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------

     We issued 6,434,042 shares common stock to Caldera in exchange for the acquisition of its interest in the proceeds and benefits derived from the Golden Wonder and Ute Ule Mines at $0.18 per share. See our 8-K Current Report dated March 3, 2005, and filed with the Securities and Exchange Commission on March 4, 2005. See the Exhibit Index, Part II, Item 6 of this Quarterly Report.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31.1 - 302 Certification of Kye A. Abraham

          31.2 - 302 Certification of Nannette Abraham

          32   - 906 Certification

     (b)  Reports on Form 8-K.

          Current Report on Form 8-K, dated March 3, 2005, and filed March 4, 2005, regarding acquisition of Caldera interest in Golden Wonder and Ute-Ule properties.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LKA INTERNATIONAL, INC.

Date: 5/16/05                        /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 5/16/05                        /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director