Form 10QSB
period 2005-06-30
LKA INTERNATIONAL INC /DE/
filed 2005-08-16
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                                June 30, 2005

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

                     LKA INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                 June 30, 2005 and December 31, 2004

                     LKA INTERNATIONAL, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                   June 30,    December 31,
                                                    2005           2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

     Cash                                     $  262,712       $    411,960
     Royalties receivable                        239,373                  -
     Due from affiliates                          64,271             64,134
     Prepaid expenses                             15,000                  -
     Notes receivable                            110,164            110,164
     Accrued interest receivable                   5,054                410
     Margin trading account                            -             63,308
     Investment in trading securities          1,032,985            829,498
     Deferred tax asset                            2,000                  -
                                              ----------        -----------
          Total Current Assets                 1,731,559          1,479,474
                                              ----------        -----------
FIXED ASSETS

     Land and mining claims                      445,501            272,714
     Accumulated depreciation                    (33,310)           (29,587)
                                              ----------        -----------
          Total Fixed Assets                     412,191            243,127
                                              ----------        -----------
OTHER ASSETS

     Reclamation bonds                            63,835             63,835
     Deferred tax asset                                -              5,100
                                               ---------         ----------
          Total Other Assets                      63,835             68,935
                                               ---------         ----------
          TOTAL ASSETS                        $2,207,585         $1,791,536
                                               =========         ==========

The accompanying notes are an integral part of these financial statements.

                     LKA INTERNATIONAL, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,    December 31,
                                                    2005           2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $   12,893     $   51,821
     Note payable                                     10,000         10,000
     Notes payable - related party                    62,803         62,803
     Accrued interest - related party                 45,177         42,068
     Margin trading account                           23,561              -
     Income taxes payable                             74,576         23,407
     Due to related party                                  -        907,531
                                                  ----------     ----------
          Total Current Liabilities                  229,010      1,097,630
                                                  ----------     ----------
LONG-TERM LIABILITIES

     Asset retirement obligation                      59,243         58,449
     Deferred tax liability                            6,700              -
                                                  ----------     ----------
          Total Long-Term Liabilities                 65,943         58,449
                                                   ---------     ----------
          Total Liabilities                          294,953      1,156,079
                                                   ---------     ----------

STOCKHOLDERS' EQUITY

     Common stock; $0.001 par value, 50,000,000
     shares Authorized, 12,715,498 and 6,281,456
     shares issued and outstanding, respectively      12,715          6,281
     Additional paid-in capital                    6,642,895      5,516,956
     Accumulated deficit                          (4,742,978)    (4,887,780)
                                                 -----------    -----------
          Total Stockholders' Equity               1,912,632        635,457
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $  2,207,585    $ 1,791,536
                                                ============    ===========

The accompanying notes are an integral part of these financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                                        For the Three   For the Six
                                        Months Ended    Months Ended
                                         June 30,         June 30,
                                      2005       2004   2005      2004
REVENUES
 Royalties income                   $239,373   $ 73,218   $384,502 $ 90,846

OPERATING EXPENSES
 Officer salaries and bonus           55,000     16,230     75,820   32,460
 General and administrative           76,058     49,868    138,793   83,283
                                    --------   --------   -------- --------
   Total Operating Expenses          131,058     66,098    214,613  115,743
                                    --------   --------   -------- --------
OPERATING INCOME (LOSS)              108,315      7,120    169,889  (24,897)
                                    --------   --------   -------- --------
OTHER INCOME (EXPENSE)

 Interest expense                     (2,182)    (2,007)    (4,089)  (4,060)
 Interest income                       2,602      2,354      5,272    4,478
 Unrealized gains (losses)
  on securities                       (4,907)    17,897     15,729    2,335
 Realized losses on securities       (10,269)   (57,128)   (23,287) (52,369)
 Other investment income              22,213      1,942     36,813    8,579
                                    --------   --------   -------- --------
   Total Other Income (Expense)        7,457    (36,942)    30,448  (41,037)
                                    --------   --------   -------- --------
NET INCOME (LOSS) BEFORE TAXES       115,772    (29,822)   200,337  (65,934)

INCOME TAX EXPENSE                    32,060          -     55,535        -
                                    --------   --------   -------- --------
NET INCOME (LOSS)                   $ 83,712   $(29,822)  $144,802 $(65,934)
                                    ========   ========   ======== ========
BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE         $   0.01   $  (0.01)  $   0.01 $  (0.01)
                                    ========   ========   ======== ========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               12,715,498  5,281,456 10,582,666 5,281,456
                                  ==========  =========  ========= =========
The accompanying notes are an integral part of these financial statements.

                     LKA INTERNATIONAL, INC.
          Consolidated Statement of Stockholders' Equity

                                                  Additional
                                Common Stock      Paid-in      Accumulated
                            Shares      Amount    Capital        Deficit
Balance, December 31, 2004     6,281,456   $6,281   $ 5,516,956 $ (4,887,780)

Issuance of common stock to a
related party in exchange for
acquisition of interest in
Golden Wonder and Ute Ule
Mines at $0.18 per share
(unaudited)                    6,434,042    6,434     1,125,939            -

Net income for the six months
  Ended June 30, 2005
  (unaudited)                          -        -             -      144,802
                               ---------   ------    ----------  -----------
Balance, June 30, 2005
  (unaudited)                 12,715,498  $12,715    $6,642,895  $(4,742,978)
                              ==========  =======    ==========  ===========

The accompanying notes are an integral part of these financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                             For the Six Months Ended
                                                    June 30,
                                                    2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss) from operations               $144,802     $(65,934)
     Items to reconcile net income (loss) to net
      cash used by operating activities:
          Accretion of environmental remediation costs    794          960
          Depreciation and amortization                 3,722            -
          Unrealized (gain) on investments            (15,739)      (2,335)
          Realized loss on investments                 23,287       52,369
          Investment purchases                     (1,029,110)           -
          Investment proceeds                         818,075      315,341
     Changes in operating assets and liabilities:
          (Increase) in accounts receivable          (239,373)     (81,473)
          (Increase) decrease in other assets         (15,000)       9,400
          (Increase) in amounts due from affiliates      (137)           -
          (Increase) in interest receivable            (4,644)      (4,191)
          Increase (decrease) in accounts payable     (38,928)       7,804
          (Increase) decrease in margin account        86,869     (318,297)
          Increase in accrued expenses                 54,278        3,141
          Increase in amounts due to affiliates        52,056            -
          Changes in deferred tax assets and
          liabilities                                   9,800            -
                                                   ----------    ---------
               Net Cash Used by Operating Activities (149,248)     (83,215)
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                        -            -
                                                   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Issuances of notes payable - related                   -       18,078
                                                   ----------    ---------
               Net Cash Provided by Financing
               Activities                                   -       18,078
                                                   ----------    ---------
INCREASE (DECREASE) IN CASH                          (149,248)     (65,137)

CASH AT BEGINNING OF PERIOD                           411,960      526,354
                                                   ----------    ---------
CASH AT END OF PERIOD                              $  262,712    $ 461,217
                                                   ==========    =========
CASH PAID FOR:

     Interest                                      $      980    $     788
     Income taxes                                  $    4,366    $       -

The accompanying notes are an integral part of these financial statements.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2005 and December 31, 2004

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements presented are those of LKA International, Inc. (the Company), a Delaware corporation, its majority owned partnership and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation. The Company was incorporated on March 15, 1988, under the laws of the State of Delaware. The Company was engaged in several natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return. The Company exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado (See Note 2). The Company is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     Due to the related party nature of the transaction, the acquired property and mining rights were valued based upon Caldera's original cost basis in the Golden Wonder and Ute Ule mines, of $172,787.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2005 and December 31, 2004


NOTE 3 -  RELATED PARTY TRANSACTIONS

     The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the six months ended June 30, 2005 and the year ended December 31, 2004. Accrued interest related to this note was $40,776 as of June 30, 2005, and $37,958 as of December 31, 2004.

     The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the six months ended June 30, 2005 and the year ended December 31, 2004. Accrued interest related to this note was $5,954 as of June 30, 2005, and $5,658 as of December 31, 2004.

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

     On April 1, 2005, the Company paid $25,000 to an officer and shareholder as a cash bonus related to the successful acquisition of Caldera Partners Limited Partnership's interest in the Golden Wonder and Ute Ule mines (see Note 2).

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2005 and December 31, 2004

NOTE 4 -  CONTINGENCY (Continued)

     Notification of Possible Environmental Remediation (Continued)

     large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of June 30, 2005, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Except as discussed below, LKA has not engaged in any material operations during the quarterly period ended June 30, 2005, or since 1989.

     On March 1, 2005, the Company completed the acquisition of Caldera Partners Limited Partnership's ("Caldera") 45.9% interest in the Golden Wonder and Ute-Ule mines. Pursuant to the terms of the acquisition, the Company agreed to issue Caldera 6,434,042 shares of "restricted" common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera will also be relieved of any future obligations to contribute further reclamation, exploration or development funds. At the time of the acquisition, the Company owed Caldera $959,586 in royalty remittances net of certain shared expenses reimbursable to the Company.

     Prior to the acquisition of Caldera's interest, the Company had a 100% interest in the land, but only held a 54.1% interest in royalties produced under the current lease arrangement with Au Mining; Caldera owned the other 45.9% of the royalty interest. The Chief Executive Officer of the Company also owns a controlling interest in Caldera.

     Due to the related party nature of the transaction, the acquired property and mining rights were valued at a price based upon Caldera's original cost basis in the Golden Wonder and Ute-Ule mines, of $172,788.

Results of Operations.
----------------------

For The Three Months Ended June 30, 2005 Compared to The Three Months Ended June 30, 2004.
--------------

     During the quarterly period ended June 30, 2005, we received revenues from royalties of $239,373, as compared to revenues from royalties of $73,218 during the quarterly period ended June 30, 2004. The increase in revenues was primarily a result of increased royalties from production, and partly a result of the acquisition of the Caldera royalty interest.

     Operating expenses increased to $131,058 during the quarterly period ended June 30, 2005, from $66,098 in the year-ago period. For the three months ended June 30, 2005, we had an income of $83,712, as compared to a loss of $29,822 during the June 30, 2004, period. The expense increase is primarily the result of Caldera no longer paying approximately 45.9% of the LKA's project related expenses in addition to increased travel and promotion expenses.

For the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004.
---------

     During the six months ended June 30, 2005, we received revenues from royalties of $384,502, as compared to revenues from royalties of $90,846 during the six months ended June 30, 2004. The increase in revenues was primarily a result of increased royalties from production, and partly a result of the acquisition of the Caldera royalty interest.

     Operating expenses increased to $214,613 during the six months ended
June 30, 2005, from $115,743 in the year-ago period. For the six months ended June 30, 2005, we had an income of $144,802, as compared to a loss of $65,934 during the June 30, 2004, period. The expense increase is a result of Caldera no longer contributing approximately 45.9% of the LKA's project related expenses.

Liquidity.
----------

     We had cash on hand, royalties receivable and marketable securities of $1,535,070 at June 30, 2005.

     Net income for the six months ended June 30, 2005, was $144,802.

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

Item 3.   Controls and Procedures.
          ------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     Except as discussed below, LKA is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

       As discussed under "Costs and Effects of Compliance with Environmental Laws" of our Annual Report on Form 10-KSB for the calendar year ended December 31, 2004, we have had preliminary settlement discussions with the BLM over LKA's potential liability, if any, for clean-up costs on the Ute-Ule Property. These negotiations are in the very early stages as of the date of this Quarterly Report, and we can not estimate what portion of the BLM's estimated $4,317,000 cleanup cost, if any, we may ultimately be found liable for. Settlement discussions are expected to continue well into 2005.

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

     However, we are in the very early stages of this process, and we cannot accurately predict what our ultimate liability, if any, will be.

     To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to LKA.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------

     None; not applicable.

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

Item 6.   Exhibits.
          ---------

     Exhibits.

          31.1 302 Certification of Kye A. Abraham

          31.2 302 Certification of Nannette Abraham

          32   906 Certification


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LKA INTERNATIONAL, INC.

Date: 8/15/2005                     /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 8/15/2005                     /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director