Form 10QSB
period 2005-09-30
LKA INTERNATIONAL INC /DE/
filed 2005-11-14
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No X
                                        ---     ---

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS
                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             September 30, 2005

                                 12,811,471

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

                     LKA INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

            September 30, 2005 and December 31, 2004

                     LKA INTERNATIONAL, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                September 30,    December 31,
                                                    2005           2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

     Cash                                     $  326,667       $    411,960
     Money market funds                          601,657             63,308
     Royalties receivable                        255,176                  -
     Due from affiliates                          64,271             64,134
     Prepaid expenses                              8,411                  -
     Notes receivable                            110,164            110,164
     Accrued interest receivable                   7,414                410
     Investment in trading securities            595,237            829,498
     Deferred tax asset                           18,200              5,100
                                              ----------        -----------
          Total Current Assets                 1,987,197          1,484,574
                                              ----------        -----------
FIXED ASSETS

     Land and mining claims                      445,501            272,714
     Accumulated depreciation                    (35,172)           (29,587)
                                              ----------        -----------
          Total Fixed Assets                     410,329            243,127
                                              ----------        -----------
OTHER ASSETS

     Reclamation bonds                            63,835             63,835
                                               ---------         ----------
          Total Other Assets                      63,835             63,835
                                               ---------         ----------
          TOTAL ASSETS                        $2,461,361         $1,791,536
                                               =========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,    December 31,
                                                    2005           2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $    5,217     $   51,821
     Note payable                                     10,000         10,000
     Notes payable - related party                    62,803         62,803
     Accrued interest - related party                 46,778         42,068
     Income taxes payable                            172,235         23,407
     Due to related party                                  -        907,531
                                                  ----------     ----------
          Total Current Liabilities                  297,033      1,097,630
                                                  ----------     ----------
LONG-TERM LIABILITIES

     Asset retirement obligation                      59,641         58,449
     Deferred tax liability                            6,000              -
                                                  ----------     ----------
          Total Long-Term Liabilities                 65,641         58,449
                                                   ---------     ----------
          Total Liabilities                          362,674      1,156,079
                                                   ---------     ----------

STOCKHOLDERS' EQUITY

     Common stock; $0.001 par value, 50,000,000
     shares Authorized, 12,811,471 and 6,281,456
     shares issued and outstanding, respectively      12,811          6,281
     Additional paid-in capital                    6,668,690      5,516,956
     Accumulated deficit                          (4,582,814)    (4,887,780)
                                                 -----------    -----------
          Total Stockholders' Equity               2,098,687        635,457
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $  2,461,361    $ 1,791,536
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                                        For the Three   For the Nine
                                        Months Ended    Months Ended
                                        September 30,   September 30,
                                      2005       2004   2005      2004
REVENUES
 Royalties income                   $255,176   $ 76,398   $639,678 $167,244
                                    --------   --------   -------- --------

OPERATING EXPENSES
 Officer salaries and bonus           30,000    136,230    105,820  168,690
 General and administrative           97,242     53,052    236,035  136,335
                                    --------   --------   -------- --------
   Total Operating Expenses          127,242    189,282    341,855  305,025
                                    --------   --------   -------- --------
OPERATING INCOME (LOSS)              127,934   (112,884)   297,823 (137,781)
                                    --------   --------   -------- --------
OTHER INCOME (EXPENSE)

 Interest expense                     (2,258)    (1,550)    (6,347)  (5,610)
 Interest income                       2,900      2,325      8,172    6,803
 Unrealized gains (losses)
  on securities                       59,023     44,336     74,762   46,671
 Realized gains (losses( on
  securities                          68,042    (13,155)    44,755  (65,524)
 Other investment income              18,239      5,606     55,052   14,185
                                    --------   --------   -------- --------
   Total Other Income (Expense)      145,946     37,562    176,394   (3,475)
                                    --------   --------   -------- --------
NET INCOME (LOSS) BEFORE TAXES       273,880    (75,322)   474,217 (141,256)

INCOME TAX EXPENSE                   113,716          -    169,251        -
                                    --------   --------   -------- --------
NET INCOME (LOSS)                   $160,164   $(75,322)  $304,966$(141,256)
                                    ========   ========   ======== ========
BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE         $   0.01   $  (0.01)  $   0.03 $  (0.03)
                                    ========   ========   ======== ========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               12,785,674  5,835,804 11,324,558 5,468,265
                                  ==========  =========  ========= =========
The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Consolidated Statement of Stockholders' Equity

                                                  Additional
                                Common Stock      Paid-in      Accumulated
                            Shares      Amount    Capital        Deficit
Balance, December 31, 2004     6,281,456   $6,281   $ 5,516,956 $ (4,887,780)

Issuance of common stock to a
related party in exchange for
acquisition of interest in
Golden Wonder and Ute Ule
Mines at $0.18 per share
(unaudited)                    6,434,042    6,434     1,125,939            -

Issuance of common stock for
services at $0.28 per share
(unaudited)                      100,000      100        27,900            -

Repurchase and cancellation
of 1,955 shares of common
stock in exchange for $872        (1,955)      (2)         (870)           -

Repurchase and cancellation
of 1,312 shares of common
stock in exchange for $717        (1,312)      (1)         (716)           -

Repurchase and cancellation
of 560 shares of common
stock in exchange for $360          (560)      (1)         (359)           -

Repurchase and cancellation
of 200 shares of common
stock in exchange for $160          (200)      (0)         (160)           -

Net income for the nine months
ended September 30, 2005
(unaudited)                            -        -             -      304,966
                               ---------   ------    ----------  -----------
Balance, September 30, 2005
(unaudited)                   12,811,471  $12,811    $6,668,690   (4,582,814)
                              ==========  =======    ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                For the Nine Months Ended
                                                      September 30,
                                                    2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss) from operations               $304,966    $(141,256)
     Items to reconcile net income (loss) to net
      cash used by operating activities:
          Accretion of environmental remediation
           costs                                        1,192        1,440
          Depreciation and amortization                 5,584            -
          Unrealized (gain) on investments            (44,755)     (46,671)
          Realized gain (loss) on investments         (74,762)      65,524
          Investment purchases                     (1,293,462)    (293,374)
          Investment proceeds                       1,647,240            -
          Common stock issued for services/
           compensation                                28,000      120,000
          Common stock repurchased and cancelled       (2,109)           -
     Changes in operating assets and liabilities:
          (Increase) in accounts receivable          (255,176)    (141,215)
          (Increase) decrease in other assets          (8,411)       9,400
          (Increase) in amounts due from affiliates      (137)           -
          (Increase) in interest receivable            (7,004)      (6,334)
          Increase (decrease) in accounts payable     (46,605)       5,718
          (Increase) in money market funds           (538,349)     (11,391)
          Increase in accrued expenses                144,898            -
          Increase in amounts due to affiliates        52,056            -
          Changes in deferred tax assets and
          liabilities                                   1,541            -
                                                   ----------    ---------
               Net Cash Used by Operating Activities  (85,293)    (438,159)
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                        -            -
                                                   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Issuances of notes payable - related                   -       68,485
                                                   ----------    ---------
               Net Cash Provided by Financing
               Activities                                   -       68,485
                                                   ----------    ---------
(DECREASE) IN CASH                                    (85,293)    (369,674)

CASH AT BEGINNING OF PERIOD                           411,960      526,354
                                                   ----------    ---------
CASH AT END OF PERIOD                              $  326,667    $ 156,680
                                                   ==========    =========
CASH PAID FOR:

     Interest                                      $    1,637    $     300
     Income taxes                                  $   20,423    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
            September 30, 2005 and December 31, 2004

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2005 and December 31, 2004


NOTE 3 -  RELATED PARTY TRANSACTIONS

     The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the nine months ended September 30, 2005 and the year ended December 31, 2004. Accrued interest related to this note was $42,221 as of September 30, 2005, and $37,958 as of December 31, 2004.

     The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the nine months ended September 30, 2005 and the year ended December 31, 2004. Accrued interest related to this note was $6,103 as of September 30, 2005, and $5,658 as of December 31, 2004.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2005 and December 31, 2004

NOTE 4 -  CONTINGENCY (Continued)

     Notification of Possible Environmental Remediation (Continued)

     large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of September 30, 2005, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Except as discussed below, LKA has not engaged in any material operations during the quarterly period ended September 30, 2005, or since 1989.

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

Results of Operations.
----------------------

For The Three Months Ended September 30, 2005 Compared to The Three Months Ended September 30, 2004.
-------------------------

     During the quarterly period ended September 30, 2005, we received revenues from royalties of $255,176, as compared to revenues from royalties of $76,398 during the quarterly period ended September 30, 2004. The increase in revenues was primarily a result of increased royalties from production, and partly a result of the acquisition of the Caldera royalty interest.

     Operating expenses decreased to $127,242 during the quarterly period ended September 30, 2005, from $189,282 in the year-ago period. The primary difference (decrease) resulted from non-recurring bonus compensation, in the form of common stock, which was paid to Kye Abraham during the 2004 period.

     For the three months ended September 30, 2005, we had net income of $160,164, as compared to a net loss of $75,322 during the September 30, 2004, period.

For the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004.
-------------------

     During the nine months ended September 30, 2005, we received revenues from royalties of $639,678, as compared to revenues from royalties of $167,244 during the nine months ended September 30, 2004. The increase in revenues was primarily a result of increased royalties from production, and partly a result of the acquisition of the Caldera royalty interest.

     Operating expenses increased to $341,855 during the nine months ended September 30, 2005, from $305,025 in the year-ago period. This increase is a result of Caldera no longer contributing approximately 45.9% of LKA's project related expenses and increased public relations and promotional expenses. For the nine months ended September 30, 2005, we had net income of $304,966, as compared to a net loss of $141,256 during the September 30, 2004, period.

Liquidity.
----------

     We had cash on hand, money market funds and royalties receivable of $1,183,500 at September 30, 2005. Except as indicated below, we believe that these funds will be sufficient to meet our operating expenses for the next 12 months.

     During the next 18 months, the Company intends to seek additional funding of approximately $3 million for the purpose of expanding and/or developing additional ore bearing zones within the Golden Wonder mine. We expect that any anticipated funding will take place through the private placement of our common or preferred stock pursuant to applicable exemptions from registration provided by Regulation D of the Securities and Exchange Commission.

     LKA and Au Mining both believe that it will take at least $1 million to begin the development of substantial additional ore bearing zones within the Golden Wonder mine. While LKA currently has sufficient funds with which to begin this development/expansion program, and will likely generate additional funds through current operations, we can not guarantee that we will be successful in raising the amounts required to complete this project.

     LKA and Au Mining plan to permit and develop a new drift to be located approximately 1,000 feet below the current workings at the Golden Wonder's sixth level. The objective of this new drift will be to intersect the existing vein structure and significantly expand the productive capacity of the Golden Wonder mine.

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

     We issued 100,000 shares of common stock for services valued at $0.28 per share.

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

                                    LKA INTERNATIONAL, INC.

Date: 11/14/2005                    /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 11/14/2005                    /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director