Form 10KSB
period 2005-12-31
LKA INTERNATIONAL INC /DE/
filed 2006-04-17
CIK 831355

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005
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

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                      ---

     State Issuer's revenues for its most recent fiscal year:   December 31,
2005 - $888,238.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     April 10, 2006 - $5,111.59. There are approximately 5,111,589 shares of common voting stock of the Company held by non-affiliates. There is no "established trading market" for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

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

                             April 10, 2006

                               12,860,317


                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

     Organization and Public Offering.
     ---------------------------------

     For a discussion of the organization of LKA International, Inc. (referred to as "LKA," the "Company," "we," "us," "our" or words of similar import in this Annual Report), see our Annual Report on Form 10-KSB for the calendar year ended December 31, 2004, which was filed with the Securities and Exchange Commission on April 15, 2005, and which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

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

     On March 1, 2005, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 "unregistered" and "restricted" shares of common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera was also relieved of any future obligations to contribute further exploration and development funds. For more information on this transaction, see the Company's Current Report on Form 8-K, dated March 3, 2005, and filed with the Securities and Exchange Commission on March 4, 2005. See the Exhibit Index, Part III, Item 13 of this Report.

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

     Dependence on One or a Few Major Customers.
     -------------------------------------------

     Our revenues consist solely of royalty revenue from the mining activities of Au Mining, Inc., a Colorado corporation ("Au Mining"). Although Au Mining is not a "customer" of LKA, we expect that payments derived from Au Mining's operations will be our most significant source of income over the next 12 months. If Au Mining ceases business for any reason, LKA's cash flow would stop.

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

     The public may read and copy any materials that we file with the Commission at the Commission's Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 or 1-202-942-8090. The Commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

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

     As of the date of this Report, management has had several meetings with the BLM in an effort to negotiate a settlement of this matter. The Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM. The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself. In this regard, we have recently retained the services of consultants to advise us regarding the BLM's authority and legal position to order the cleanup and to advise us on our negotiating stance. However, we are in the very early stages of this process and we can not accurately predict what our ultimate liability, if any, will be.

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

     The Sale of "Restricted" Shares May Reduce the Price Per Share of Our Common Stock.
-------------

     All of the 7,748,728 shares of our common stock that are owned or controlled by Kye A. Abraham are "restricted" securities within the meaning of Rule 144 of the Securities and Exchange Commission. If a market for our common stock ever develops, Mr. Abraham may begin selling shares at any time, subject to compliance with Rule 144. Such sales may have a negative effect on our stock price.

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

     Office Space.
     -------------

     We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. Effective as of
January 1, 2005, we pay monthly rent of $1,300 to Abraham and Co., Inc. an NASD member broker/dealer which is controlled by our President, Kye A. Abraham. This rent includes the use of the office space, telephone, office supplies, utilities, computers and photocopiers. The office is attached to Mr. Abraham's home. The lease arrangement is a month-to-month oral lease with Mr. Abraham.

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

     Set forth below are the high and low closing bid prices for our common stock for each quarter during our two most recent calendar years. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

March 31, 2004                  $.10             $.01

June 30, 2004                   $.15             $.10
September 30, 2004              $.19             $.12

December 31, 2004               $.15             $.12

March 31, 2005                  $.35             $.23

June 30, 2005                   $.35             $.20

September 30, 2005              $.38             $.20

December 31, 2005               $.51             $.31

     Holders.
     --------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 527. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

     Dividends.
     ----------

     LKA has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

     Recent Sales of Restricted Securities.
     --------------------------------------

     On August 11, 2004, we issued 1,000,000 "unregistered" and "restricted" shares of our common stock to our President, Kye A. Abraham, in consideration of services valued at $120,000.

     On March 3, 2005, LKA and Caldera executed an Assignment of Interest in Joint Venture Agreement by which Caldera assigned to us all of its rights to receive lease and royalty payments on the Properties. Pursuant to the assignment, we agreed to issue 6,434,042 "unregistered" and "restricted" shares of our common stock to Caldera, and these shares were issued on May 16, 2005.

     On March 25, 2005, we issued 35,000 "unregistered" and "restricted" shares of our common stock to Shawn Emerick for investor relations services.

     On August 3, 2005, we issued 100,000 "unregistered" and "restricted" shares to Ian Rice for investor relations services.

     On November 3, 2005, we issued 10,000 "unregistered" and "restricted" shares to Friedland Capital for investor relations services.

Use of Proceeds of Registered Securities.
-----------------------------------------

     We did not sell any registered securities during the calendar year ended December 31, 2005.

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     We have not adopted any equity compensation plans and have no securities authorized for issuance under any such plans.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     On December 31, 2004, our Board of Directors resolved to repurchase outstanding shares of the Company when cash resources are available and conditions are favorable. As of January 31, 2006, we have purchased 25,987 such shares in routine, regular market transactions, and we intend to cancel these shares. We intend to continue this program as long as management deems it to be beneficial to the Company's interests.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     During the next 18 months, the Company intends to seek additional funding of approximately $2 million for the purpose of expanding and/or developing additional ore bearing zones within the Golden Wonder mine. We expect that any anticipated funding will take place through a public offering or the private placement of our common or preferred stock pursuant to applicable exemptions from registration provided by Regulation D of the Securities and Exchange Commission.

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

Results of Operations.
----------------------

     During the calendar year ended December 31, 2005, we received total royalty revenue of $888,238, compared to royalty revenue of $157,557 and operating lease revenue of $108,200 in 2004. Total revenue increased to $888,238 in 2005, from $265,757 in the prior year.

     Operating expenses increased from $397,147 in 2004, to $538,214 in 2005. This change was primarily due to an increase in general and administrative expenses to $377,394 in 2005, from $212,227 in 2004. Officer salaries and bonus fell somewhat in 2005, to $160,820 as compared to $184,920 in 2004. We realized operating income of $350,024 during the calendar year ended December 31, 2005, as compared to an operating loss of $(131,390) in 2004.

     Interest income increased to $14,122 in 2005, from $9,273 in 2004. We had $(20,782) in unrealized loss on securities and $96,632 in realized gains on securities in 2005. This compares to unrealized and realized gains of $89,837 and $45,604, respectively, in 2004. We received $65,157 in dividend and other investment income in 2005, versus $37,560 in 2004.

     After taking into account income tax expense of $184,629 and $18,307, respectively, in 2005 and 2004, net income totaled $292,234 ($0.03 per share) and $24,781 ($0.00 per share), respectively, during these periods. Our stockholders' equity of $ 2,111,825 at December 31, 2005, represented an increase of approximately 294% in over stockholders' equity of $535,457 at December 31, 2004.

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

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                    LKA INTERNATIONAL, INC.

               CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2005

                         C O N T E N T S

Report of Independent Registered Public Accounting Firm. . . .  3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations. . . . . . . . . . . . .  6

Consolidated Statements of Stockholders' Equity. . . . . . . .  7

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  8

Notes to the Consolidated Financial Statements . . . . . . . . 10

     Report of Independent Registered Public Accounting Firm


To the Board of Directors
LKA International, Inc.
Gig Harbor, Washington

We have audited the consolidated balance sheet of LKA International, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA International, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/HJ & Associates, LLC


HJ & Associates, LLC
Sale Lake City, Utah
April 12, 2006

                    LKA INTERNATIONAL, INC.
                   Consolidated Balance Sheet


                             ASSETS

                                                            December 31,
                                                                2005

CURRENT ASSETS

 Cash                                                          $   369,321
 Money market funds                                                158,268
 Royalties receivable                                              248,560
 Prepaid expenses                                                   22,511
 Due from affiliates (Note 4)                                       64,271
 Notes receivable (Note 5)                                         110,164
 Accrued interest receivable (Note 5)                                9,774
 Investment in trading securities                                  992,283
                                                               -----------
  Total Current Assets                                           1,975,152
                                                               -----------
FIXED ASSETS

 Land, equipment and mining claims (Notes 2 and 3)                 512,424
 Accumulated depreciation (Note 3)                                 (38,940)
                                                               -----------
  Total Fixed Assets, Net of Accumulated Depreciation              473,484
                                                               -----------
OTHER NON-CURRENT ASSETS

 Reclamation bonds (Note 2)                                         63,835
 Deferred tax asset (Note 1)                                        18,856
                                                               -----------
  Total Other Non-Current Assets                                    82,691
                                                               -----------
  TOTAL ASSETS                                                 $ 2,531,327
                                                               ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    LKA INTERNATIONAL, INC.
             Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                                2005

CURRENT LIABILITIES

 Accounts payable                                              $    11,943
 Note payable                                                       10,000
 Notes payable - related party (Note 4)                             62,803
 Accrued interest payable - related party (Note 4)                  48,348
 Due to officer (Note 2)                                            25,000
 Income taxes payable (Note 1)                                     200,595
                                                               -----------
  Total Current Liabilities                                        358,689
                                                               -----------
NON-CURRENT LIABILITIES

 Deferred tax liability (Note 1)                                       775
 Asset retirement obligation (Note 3)                               60,038
                                                               -----------
  Total Non-Current Liabilities                                     60,813
                                                               -----------
  Total Liabilities                                                419,502
                                                               -----------

STOCKHOLDERS' EQUITY

 Preferred stock; $0.001 par value, 50,000,000 shares
  Authorized, no shares outstanding                                      -
 Common stock; $0.001 par value, 50,000,000 shares
  Authorized, 12,838,111 shares issued and outstanding              12,838
 Additional paid-in capital                                      6,674,535
 Accumulated deficit                                            (4,575,548)
                                                               -----------
  Total Stockholders' Equity                                     2,111,825
                                                               -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,531,327
                                                               ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations

                                                   For the Years Ended
                                                       December 31,
                                                    2005        2004
REVENUES

 Operating lease revenue                          $        -  $ 108,200
 Royalty revenue                                     888,238    157,557
                                                  ----------  ---------
       Total Revenues                                888,238    265,757
                                                  ----------  ---------
OPERATING EXPENSES

 General and administrative                          377,394    212,227
 Officer salaries and bonus                          160,820    184,920
                                                  ----------  ---------
       Total Operating Expenses                      538,214    397,147
                                                  ----------  ---------
OPERATING INCOME (LOSS)                              350,024   (131,390)
                                                  ----------  ---------
OTHER INCOME (EXPENSE)

 Interest expense                                     (8,292)    (7,796)
 Interest income                                      14,122      9,273
 Unrealized gain (loss) on securities                (20,782)    89,837
 Realized gain on securities                          96,632     45,604
 Dividend and other investment income                 65,157     37,560
                                                  ----------  ---------
      Total Other Income                             146,837    174,478
                                                  ----------  ---------
INCOME PRIOR TO INCOME TAX EXPENSE                   496,861     43,088

INCOME TAX EXPENSE (Note 1)                          184,629     18,307
                                                  ----------  ---------
NET INCOME                                        $ 312,232  $  24,781
                                                  ==========  =========
BASIC AND DILUTED NET INCOME PER SHARE            $     0.03  $    0.00
                                                  ==========  =========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               11,725,097  5,673,237
                                                  ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
         Consolidated Statements of Stockholders' Equity

                                                     Additional
                                     Common Stock     Paid-in    Accumulated
                                Shares        Amount  Capital      Deficit

Balance, December 31, 2003    5,281,456    $   5,281 $5,397,956  $(4,912,561)

Issuance of 1,000,000 shares
of common stock as officer
compensation                  1,000,000        1,000    119,000            -

Net income for the year ended
December 31, 2004                     -            -          -       24,781
                             ----------    ---------  ---------  -----------
Balance, December 31, 2004    6,281,456        6,281  5,516,956   (4,887,780)

Issuance of common stock to a
related party in exchange for
acquisition of interest in
Golden Wonder and Ute Ule
Mines at $0.18 per share      6,434,042        6,434  1,125,939            -

Issuance of common stock for
services at $0.31 per share      35,000           35     10,815            -

Issuance of common stock for
services at $0.28 per share     100,000          100     27,900            -

Repurchase and cancellation
of common stock                 (22,387)         (22)   (12,165)           -
Issuance of common stock for
services at $0.51 per share      10,000           10      5,090            -

Net income for the year ended
December 31, 2005                     -            -          -      312,232
                             ----------    ---------  ---------  -----------
Balance, December 31, 2005   12,838,111    $  12,838 $6,674,535  $(4,575,548)
                             ==========    =========  =========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Cash Flows

                                                   For the Years Ended
                                                       December 31,
                                                    2005        2004
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                    $  312,232    $    24,781
 Items to reconcile net income to net cash
  provided by operating activities:
    Unrealized (gain) loss on investments          20,782        (89,837)
    Realized (gain) on investments                (96,632)       (45,604)
    Investment purchases                       (1,854,840)    (1,117,769)
    Investment proceeds                         1,767,905        825,807
    Depreciation and impairments                    9,352         29,587
    Accretion of asset retirement obligation        1,589          1,527
    Common stock issued as officer compensation         -        120,000
    Common stock issued for services               43,950              -
    Common stock repurchased and cancelled        (12,187)             -

 Changes in operating assets and liabilities:
    (Increase) in royalties receivable           (248,560)             -
    (Increase) in money market accounts           (94,960)       (32,430)
    (Increase) decrease in prepaid and other
        assets                                    (22,511)         9,400
    (Increase) decrease in due to/from
        affiliates                                   (137)        95,421
    (Increase) in interest receivable              (9,364)        (8,667)
    (Increase) decrease in deferred tax assets
        and liabilities                           (12,981)         (5,100)
    Increase (decrease) in accounts payable       (39,878)        48,802
    Increase (decrease) in accrued expenses        31,280          6,281
    Increase (decrease) in amounts due to
        affiliates                                 52,056              -
    Increase in income taxes payable              177,188         23,407
                                               ----------    -----------
Net Cash Provided (Used) by Operating Activities   24,284       (114,394)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of fixed assets                        (66,923)             -
                                               ----------    -----------
Net Cash Used by Investing Activities          $  (66,923)   $         -
                                               ----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
        Consolidated Statements of Cash Flows (Continued)


                                                   For the Years Ended
                                                       December 31,
                                                    2005        2004
CASH FLOWS FROM FINANCING ACTIVITIES           $        -   $          -
                                               ----------    -----------
NET (DECREASE) IN CASH                            (42,639)      (114,394)

CASH AT BEGINNING OF PERIOD                       411,960        526,354
                                               ----------    -----------
CASH AT END OF PERIOD                          $  369,321    $   411,960
                                               ==========    ===========
CASH PAID FOR:

 Interest                                      $    2,012    $     1,515
 Income taxes                                  $   20,423    $         -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued as officer compensation    $        -    $   120,000
Common stock issued for services               $   43,950    $         -
Notes receivable issued in exchange for
previous notes receivable and related interest $        -    $   110,164


The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                        December 31, 2005

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

b.  Basic Income Per Share
                                             For the Years Ended
                                                  December 31,
                                               2005        2004
       Net income (numerator)               $ 312,232   $  24,781

       Weighted average number of shares
       outstanding (denominator)           11,725,097   5,673,237
                                           ----------   ---------
Income per share                           $     0.03   $    0.00
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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                        December 31, 2005

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

       The provision for income taxes for the years ended December 31, 2005 and 2004 consist of the following:

                                                    2005       2004

       Federal                                   $ 160,305     19,014
       State                                        24,324      4,393
                                                 ---------   --------
        Total provision for income taxes         $ 184,629   $ 23,407
                                                 =========   ========

      Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                    2005        2004

       Deferred tax assets:
        Accrued Expenses                         $  18,856   $ 10,100

       Deferred tax liabilities:
        Depreciation                                  (775)    (5,000)

       Valuation allowance                               -          -
                                                 ---------   --------
       Net deferred tax asset                    $  18,081   $  5,100
                                                 =========   ========

                    LKA INTERNATIONAL, INC.
         Notes to the Consolidated Financial Statements
                       December 31, 2005

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Income Taxes (Continued)

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                    2005          2004

       Book income                                 $ 193,480   $  10,340
       State income taxes                             (9,740)           -
       Meals and entertainment                         1,753          120
       Unrealized loss                                 8,075      (21,560)
       Stock for services                             17,075       28,800
       Related party accruals                          2,440          607
       Depreciation                                  (12,488)           -
       Valuation allowance                                 -            -
                                                   ---------    ---------
         Federal Income Tax                        $ 200,595    $  18,307
                                                   =========    =========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f. Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company occasionally maintains cash balances in excess of the $100,000 federally insured limit. To date, the Company has not incurred, and the Company's management does not currently expect to incur, any losses associated with its cash balances.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                        December 31, 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Revenue Recognition Policy

The Leasing Agreement calls for minimum quarterly lease payments. Amounts paid in excess of the minimum lease payment are recorded as royalty revenue. (See Note 2)

j.  Securities and Investments

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

k. New Accounting Pronouncements

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS No. 151"), which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be included as current-period charges, eliminating the option for capitalization. This statement is effective for inventory costs incurred on or after April 1, 2006. The Company does not typically incur abnormal costs related to inventory balances; therefore, the adoption of this statement is not anticipated to have a material impact on the Company's financial position or results of operations.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets ("SFAS No. 153"), which amends APB Opinion No. 29, Accounting for Non-monetary Transactions ("APB No. 29"). SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions in this statement will apply to the Company for any exchanges of non- monetary assets that occur on or after January 1, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                        December 31, 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. New Accounting Pronouncements (continued)

SFAS No. 123R and SAB No. 107

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R"), a revision of the originally issued SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107 ("SAB No. 107"), which provides additional guidance in applying the provisions of SFAS No. 123R. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The intrinsic value method of accounting established by APB No. 25 will no longer be allowed. SAB No. 107 describes the SEC Staff's guidance in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with other existing SEC guidance.

In April 2005, the effective date of SFAS No. 123R was deferred until the beginning of the fiscal year that begins after June 15, 2005; however, early adoption is encouraged. A modified prospective application is required for new awards and to awards modified, repurchased or cancelled after the required effective date. The provisions of SAB No. 107 will be applied upon adoption of SFAS No. 123R. See Note 4 for a discussion of the Company's outstanding awards as of September 30, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

FIN 47

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective at the end of the fiscal year ending after December 15, 2005, or December 31, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                        December 31, 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. New Accounting Pronouncements (continued)

SFAS No. 154

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaces APB Opinion No. 20, Accounting Changes ("APB No. 20") and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle as well as those required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors of the Company made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

l. Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2005, with no effect on previously reported net income or stockholder's equity.

NOTE 2 - ACQUISITION OF PROPERTY AND MINING RIGHTS

On March 1, 2005, the Company completed the acquisition of Caldera Partners Limited Partnership's (Caldera) 45.9% interest in the Golden Wonder and Ute Ule mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 shares of restricted common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera was also relieved of any and all future obligations to contribute further exploration and development funds. At the time of the acquisition, the Company owed Caldera $959,586 in royalty remittances net of certain shared expenses reimbursable to the Company.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                        December 31, 2005

NOTE 3 -  ASSET RETIREMENT OBLIGATIONS

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company's asset retirement obligations
(AROs) consist of estimated costs related to the reclamation of the Golden Wonder and Ute Ule mines in correspondence with federal and state reclamation laws as defined by each applicable mine permit. The obligation and corresponding asset are recognized in the period in which the liability is incurred

The Company calculates its estimated AROs for final reclamation and mine closure based upon anticipated amounts and timing of future cash expenditures for a third party to perform the required work. Spending estimates are escalated for inflation (currently estimated at 1.93% per annum), then discounted at the credit-adjusted risk-free rate (estimated at 4.09% per annum at September 18, 2003). The Company records an ARO asset associated with the liability and amortizes the asset over its expected life using the strait-line depreciation method. The ARO liability is accreted to the projected spending date. Changes in estimates could occur due to mine plan revisions, changes in estimated costs, and changes in the timing of the performance of reclamation activities.

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

                                    Golden Wonder    Ute Ule
                                         Mine         Mine        Total

       Discounted present value of
        estimated future reclamation
        costs (Original ARO Asset)     $ 36,922     $ 20,000    $ 56,922

       Accumulated depreciation at
        December 31, 2004                (9,587)     (20,000)    (29,587)
                                       --------     --------    --------
       Discounted present value of
        estimated future reclamation
        costs (ARO Asset, net)         $ 27,334     $      -    $ 27,334
                                       ========     ========    ========
       Discounted present value of
        estimated future reclamation
        costs (Original ARO Liability) $(36,922)    $(20,000)   $(56,922)

       Liability accretion through
        December 31, 2004                (1,527)           -      (1,527)
                                       --------     --------    --------
       Discounted present value of
        estimated future reclamation
        costs (Accreted ARO Liability) $(38,449)    $(20,000)   $(58,449)
                                       ========     ========    ========

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                        December 31, 2005

NOTE 4 -    RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the year ended December 31, 2005. Accrued interest related to this note totaled $42,240 as of December 31, 2005.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the year ended December 31, 2005. Accrued interest related to this note totaled $6,108 as of December 31, 2004.

The Company pays a company owned by an officer and shareholder $1,000 per month for office rent and expenses. The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes the Company's securities transactions and manages its investment portfolio.

During fiscal years 2002 and 2003, the Company advanced $64,133 to various parties in the form of legal payments. These advances are secured by company stock owned by the president of the Company, due upon demand and non-interest bearing.

During the year ended December 31, 2005, the Company awarded $50,000 in bonuses to an officer and shareholder related to the successful acquisition of Caldera Partners Limited Partnership's interest in the Golden Wonder and Ute Ule mines (see Note 2) and based upon the overall performance of the Company. As of December 31, 2005, only $25,000 of this amount has been paid. The remaining $25,000 has been recorded as a liability.

NOTE 5 - NOTES RECEIVABLE

In October 2003, the Company loaned $99,997 to seven individuals. These notes accrued interest at 8.5% per annum and were due in full by December 15, 2004. On December 15, 2004, all seven notes were exchanged for new notes totaling $110,164. The new notes represent the full value of all prior notes plus accrued interest of $10,167. All of the replacement notes are secured by common stock owned by the president of the Company, accrue interest at 8.5% per annum, and are due in full by December 15, 2005. The Company is currently engaged in efforts to extend these loan agreements.

NOTE 6 - SIGNIFICANT EVENTS

Notification of Possible Environmental Remediation

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
                        December 31, 2005

NOTE 6 - SIGNIFICANT EVENTS (Continued)

Notification of Possible Environmental Remediation (continued)

The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands.
The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of December 31, 2004, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA.
No determination of an overall site clean-up plan has yet been made by the BLM.

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

     None; not applicable.



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

Business Experience.
--------------------

     Kye Abraham, President, Chairman of the Board and Director. Mr. Abraham is 47 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board, sole shareholder and a director of Abraham & Co., Inc., a registered NASD broker/dealer. Mr. Abraham is also the Managing Partner of Caldera.

     Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 48, has been employed by Frank Russell and Company, a worldwide financial consulting company, since 1991. She currently serves as a Research Associate. From 1998 to 2002, Ms. Abraham was a Technical Assistant and was an Administrative Assistant since 1991. She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

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

     On August 13, 2004, Kye A. Abraham and Nanette Abraham jointly filed a Form 4 with respect to the acquisition of 1,000,000 shares of LKA common stock for services rendered and the gifting of 450,000 shares to family members.

     On March 4, 2005, Caldera filed a Form 3 and Mr. Abraham filed a Form 4 with respect to Caldera's acquisition of 6,434,042 shares of our common stock in consideration for Caldera's assignment to LKA of all of its right and interest to royalty and lease payments on the Properties.

     On April 17, 2006, Mr. and Ms. Abraham jointly filed a Form 4 with respect to the sale of 5,000 shares of common stock on February 2, 2006.

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

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by LKA for services rendered during the periods indicated:

                   SUMMARY COMPENSATION TABLE
                                       Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (c)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest-   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------
Kye
Abraham,   12/31/03  68,000  25,000  0          0     0         0       0
Pres.      12/31/04  64,920 (1)      0          0     0         0       0
Director   12/31/05 120,000  25,000  0          0     0         0       0

Nanette    12/31/03    0     0       0          0     0         0       0
Abraham,   12/31/04    0     0       0          0     0         0       0
Sec./Treas.12/31/05    0     0       0          0     0         0       0
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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of our common stock as of the date of this Report:

                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class
----------------           ------------------           --------

Kye A. Abraham               7,748,728 (1)                60.3%
3724 47th Street Ct. NW
Gig Harbor, WA 98335

(1) Consists of 757,136 shares that are held in the name of Kye A. Abraham; 557,550 shares held in the names of Kye A. Abraham and Nanette Abraham; and 6,434,042 shares that Mr. Abraham owns indirectly through Caldera Partners Limited.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of our directors and executive officers as of the date of this Report:

                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------

Kye A. Abraham              7,748,728 (1)            60.3%
3724 47th Street Ct. NW
Gig Harbor, WA 98335

Nanette Abraham                (2)                  (2)
3724 47th Street Ct. NW
Gig Harbor, WA 98335

All Directors and
Executive Officers
as a group                  7,748,728                60.3%
(2 persons)


(1) Consists of 1,314,686 shares that are held directly by Mr. and Ms. Abraham and 6,434,042 shares that Mr. Abraham owns indirectly through Caldera Partners Limited.

(2) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 7,748,728 shares that Mr. Abraham beneficially owns.

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of LKA's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar years ended December 31, 2005 and 2004, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     As of December 31, 2005, LKA owed Cognitive Associates Limited Partnership $56,828 in unpaid principal on a promissory note dated December 31, 1986. The note is unsecured and due on demand and accrues interest at 10% per year. We did not make any payments on this note during the calendar year ended December 31, 2005. As of December 31, 2005, there was $42,240 in accrued interest on the note. Cognitive Associates is controlled by Mr. Abraham.

     As of December 31, 2005, we owed Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per year. We did not make any payments on this note during the calendar year ended
December 31, 2005. As of December 31, 2005, there was $6,108 in accrued interest on the note. Cognitive Intelligence is controlled by Mr. Abraham.

     Beginning December 31, 2004, we pay Abraham and Company a monthly rent of $1,000 for use of our office, telephone and office equipment. Abraham and Company is solely controlled by Mr. Abraham.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2005 and 2004, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2005 and 2004, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to LKA to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     LKA has no parents, except to the extent that Mr. Abraham may be deemed to be its parent by virtue of his beneficial ownership of approximately 60% of its issued and outstanding shares.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2005 and 2004, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------
Reports on Form 8-K
-------------------

     8-K Current Report dated March 3, 2005 and filed with the Securities and Exchange Commission on March 4, 2005, regarding the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines.

     8-K Current Report dated June 17, 2005 and filed with the Securities and Exchange Commission on June 17, 2005, regarding a Press Release.

     8-K Current Report dated December 20, 2005 and filed with the Securities and Exchange Commission on December 20, 2005, regarding a Press Release.

Exhibits
--------

Exhibit
Number               Description
------               -----------

 3.1 Certificate of Incorporation - Attached to our 10KSB Annual Report for the year ended December 31, 2001.*

 3.2 By-Laws - Attached to our 10KSB Annual Report for the year ended December 31, 2001.*

14 Code of Ethics - Attached to our 10KSB Annual Report for the year ended December 31, 2003.*

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


DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2004.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed with the Securities and Exchange Commission on February 11, 2003.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to LKA by its principal accountants during the calendar years ended December 31, 2005, and December 31, 2004:



     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $11,000        $10,112

     Audit-related fees                $   -0-        $   -0-

     Tax fees                          $ 3,501        $ 6,014

     All other fees                    $   -0-        $   -0-

     Total fees                        $14,501        $16,126

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


                                       LKA INTERNATIONAL, INC.


Date: 4-17-06                         By /s/ Kye A. Abraham
      -------                            -------------------
                                         Kye A. Abraham
                                         President, Chairman of the Board and
                                         Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: 4-17-06                            /s/ Kye A. Abraham
      -------                            ------------------
                                         Kye A. Abraham
                                         President, Chairman of the Board and
                                         Director


Date: 4-17-06                            /s/ Nanette Abraham
      -------                            --------------------
                                         Nanette Abraham
                                         Secretary/Treasurer and Director