Form 10QSB
period 2006-03-31
LKA INTERNATIONAL INC /DE/
filed 2006-05-19
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

                               March 31, 2006

                                 12,831,011

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

                     LKA INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2006 and December 31, 2005

                     LKA INTERNATIONAL, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                  March 31,    December 31,
                                                    2006           2005
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

     Cash                                     $  533,436       $    369,321
     Money market funds                          295,764            158,268
     Royalties receivable                        229,673            248,560
     Due from affiliates                          64,271             64,271
     Prepaid expenses                             15,758             22,511
     Notes receivable                            121,478            110,164
     Accrued interest receivable                     849              9,774
     Investment in trading securities            935,455            992,283
                                              ----------        -----------
          Total Current Assets                 2,196,684          1,975,152
                                              ----------        -----------
FIXED ASSETS

     Land, equipment and mining claims           512,424            512,424
     Accumulated depreciation                    (44,147)           (38,940)
                                              ----------        -----------
          Total Fixed Assets                     468,277            473,484
                                              ----------        -----------
OTHER NON-CURRENT ASSETS

     Reclamation bonds                            63,835             63,835
     Deferred tax asset                           24,600             18,856
                                               ---------         ----------
          Total Other Assets                      88,435             82,691
                                               ---------         ----------
          TOTAL ASSETS                        $2,753,396         $2,531,327
                                               =========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,    December 31,
                                                    2006           2005
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $   13,495     $   11,943
     Note payable                                     10,000         10,000
     Notes payable - related party                    62,803         62,803
     Accrued interest - related party                 49,918         48,348
     Income taxes payable                            274,905        200,595
     Due to officer                                        -         25,000
                                                  ----------     ----------
          Total Current Liabilities                  411,121        358,689
                                                  ----------     ----------
LONG-TERM LIABILITIES

     Asset retirement obligation                      60,452         60,038
     Deferred tax liability                                -            775
                                                  ----------     ----------
          Total Long-Term Liabilities                 60,452         60,813
                                                   ---------     ----------
          Total Liabilities                          471,573        419,502
                                                   ---------     ----------

STOCKHOLDERS' EQUITY

     Common stock; $0.001 par value, 50,000,000
     shares Authorized, 12,831,011 and 12,838,111
     shares issued and outstanding, respectively      12,831         12,838
     Preferred stock; $0.001 par value, 50,000,000
     shares authorized, no shares issued or
     outstanding                                           -              -
     Additional paid-in capital                    6,668,660      6,674,535
     Accumulated deficit                          (4,399,668)    (4,575,548)
                                                 -----------    -----------
          Total Stockholders' Equity               2,281,823      2,111,825
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $  2,753,396    $ 2,531,327
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                                             For the Three Months Ended
                                                       March 31,
                                                    2006       2005
REVENUES

   Royalties income                               $ 234,058    $145,129
                                                  ---------    --------
OPERATING EXPENSES

   Officer salaries and bonuses                      30,000      20,820
   General and administrative                        51,258      62,735
                                                  ---------    --------
          Total Operating Expenses                   81,258      83,555
                                                  ---------    --------
OPERATING INCOME                                    152,800      61,574
                                                  ---------    --------
OTHER INCOME

   Interest expense                                  (1,870)     (1,907)
   Interest income                                    5,324       2,670
   Gain on sale of asset                              2,204           -
   Realized gain (loss) on securities                24,439     (13,018)
   Unrealized gain on securities                     46,009      20,646
   Other investment income                           14,765      14,600
                                                  ---------    --------
          Total Other Income                         90,871      22,991
                                                  ---------    --------
NET INCOME BEFORE TAXES                             243,671      84,565

INCOME TAX EXPENSE                                   67,791      23,475
                                                  ---------    --------
NET INCOME                                        $ 175,880   $  61,090
                                                  =========    ========

BASIC AND DILUTED INCOME PER SHARE                $    0.01   $    0.01
                                                  =========    ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                     12,837,487   8,426,137
                                                 ==========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Consolidated Statement of Stockholders' Equity

                                                     Additional
                                  Common Stock          Paid-in   Accumulated
                             Shares           Amount    Capital       Deficit
                             ------           ------    -------       -------

Balance, December 31, 2005   12,838,111    $  12,838 $6,674,535  $(4,575,548)

Repurchase and cancellation
of 800 shares of common
stock in exchange for $440         (800)          (1)      (439)           -

Repurchase and cancellation
of 800 shares of common
stock in exchange for $436         (800)          (1)      (435)           -

Repurchase and cancellation
of 1,300 shares of common
stock in exchange for $728       (1,300)          (1)      (727)           -

Repurchase and cancellation
of 700 shares of common
stock in exchange for $507         (700)          (1)      (506)           -

Repurchase and cancellation
of 1,050 shares of common
stock in exchange for $970       (1,050)          (1)      (967)           -

Repurchase and cancellation
of 275 shares of common
stock in exchange for $355         (275)          (0)      (355)           -

Repurchase and cancellation
of 1,160 shares of common
stock in exchange for $1,330     (1,160)          (1)    (1,329)           -

Repurchase and cancellation
of 100 shares of common
stock in exchange for $168         (100)          (0)      (168)           -

Repurchase and cancellation
of 250 shares of common
stock in exchange for $265         (250)          (0)      (265)           -

Repurchase and cancellation
of 340 shares of common
stock in exchange for $310         (340)          (1)      (310)           -
                             ----------    ---------  ---------  -----------
Balance forward              12,831,336    $  12,831 $6,669,034  $(4,575,548)
                             ----------    ---------  ---------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Consolidated Statement of Stockholders' Equity

                                                     Additional
                                  Common Stock          Paid-in   Accumulated
                             Shares            Amount   Capital       Deficit
                             ------            ------   -------       -------
Balance forward              12,831,336    $  12,831 $6,669,034  $(4,575,548)

Repurchase and cancellation
of 125 shares of common
stock in exchange for $164         (125)          (0)      (164)           -

Repurchase and cancellation
of 200 shares of common
stock in exchange for $210         (200)          (0)      (210)           -

Net income for the three months
ended March 31, 2006
(unaudited)                           -            -          -      175,880
                               ---------   ------    ----------  -----------
Balance, March 31, 2006
(unaudited)                   12,831,011  $12,831    $6,668,660  $(4,399,668)
                              ==========  =======    ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                For the Three Months Ended
                                                        March 31,
                                                    2006         2005
                                                    ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income from operations                      $175,880    $  61,090
     Items to reconcile net income to net
      cash used by operating activities:
          Accretion of environmental remediation
           costs                                          414          397
          Depreciation and amortization                 5,207        1,861
          Unrealized (gain) loss on investments       (46,009)      13,018
          Realized (gain) on investments              (24,439)     (20,646)
          Investment purchases                       (220,023)    (256,927)
          Investment proceeds                         347,299      209,134
          Common stock repurchased and cancelled       (5,882)           -
     Changes in operating assets and liabilities:
          Decrease in accounts receivable              18,887            -
          (Increase) in amounts due from affiliates         -         (137)
          (Increase) in interest receivable            (2,389)      (2,309)
          Decrease in prepaid and other assets          6,753      (22,500)
          Increase (decrease) in accounts payable       1,552      (43,323)
          (Increase) decrease in money market funds  (137,496)      39,166
          Increase (decrease) in accrued expenses     (23,430)       1,544
          Increase in amounts due to affiliates             -       52,056
          Increase in income taxes payable             74,310       23,475
          Changes in deferred tax assets and
          liabilities                                  (6,519)           -
                                                   ----------    ---------
               Net Cash Provided by Operating
               Activities                             164,115       55,899
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                        -            -
                                                   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES                        -            -
                                                   ----------    ---------
INCREASE IN CASH                                      164,115       55,899
CASH AT BEGINNING OF PERIOD                           369,321      411,960
                                                   ----------    ---------
CASH AT END OF PERIOD                              $  533,436    $ 467,859
                                                   ==========    =========
CASH PAID FOR:

     Interest                                      $      300    $     363
     Income taxes                                  $        -    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2006 and December 31, 2005


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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -  ACQUISITION OF PROPERTY AND MINING RIGHTS

     On March 1, 2005, the Company completed the acquisition of Caldera Partners Limited Partnership's (Caldera) 45.9% interest in the Golden Wonder and Ute Ule mines. Per the agreement, the Company issued Caldera 6,434,042 shares of restricted common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera was also relieved of any future obligations to contribute further exploration and development funds. At the time of the acquisition, the Company owed Caldera $959,586 in royalty remittances net of certain shared expenses reimbursable to the Company.

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

                    LKA INTERNATIONAL, INC.
         Notes to the Consolidated Financial Statements
              March 31, 2006 and December 31, 2005

NOTE 3 -  RELATED PARTY TRANSACTIONS

     Related Party Debt

     The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2006 and the year ended December 31, 2005. Accrued interest related to this note was $43,661 as of March 31, 2006, and $42,240 as of December 31, 2005.

     The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the three months ended March 31, 2006 and the year ended December 31, 2005. Accrued interest related to this note was $6,258 as of March 31, 2006, and $6,108 as of December 31, 2005.

     Due from Affiliates

     The Company has advanced $64,271 to various parties in the form of legal payments. These advances are secured by company stock owned by the president of the Company, due upon demand and non-interest bearing.

     Other Related Party Transactions

     The Company pays a company owned by an officer and shareholder $1,300 per month for office rent and expenses. The affiliated Company, (Abraham & Co., Inc. an NASD member and registered investment advisor) also executes the Company's securities transactions and manages its investment portfolio.

     During the year ended December 31, 2005, the Company awarded $50,000 in bonuses to an officer and shareholder related to the successful acquisition of Caldera Partners Limited Partnership's interest in the Golden Wonder and Ute Ule mines (see Note 2) and based upon the overall performance of the Company. As of March 31, 2006, all accrued bonuses have been paid-in-full.

     During the quarter ended March 31, 2006, the Company sold a sapphire gem to an officer and shareholder in exchange for $2,204 in cash. The gem has been in the possession of the company for over fifteen years and had previously been written-off for financial reporting purposes. As such, the entire cash receipt was recorded as a current period gain on sale.

                    LKA INTERNATIONAL, INC.
         Notes to the Consolidated Financial Statements
              March 31, 2006 and December 31, 2005

NOTE 4 -  NOTES RECEIVABLE

     In October 2003, the Company loaned $99,997 to seven individuals. These notes accrued interest at 8.5% per annum and were due in full by December 15, 2004.

     On December 15, 2004, all seven of the above notes receivable were exchanged for new notes totaling $110,164. The new notes extend the term of the previous notes through December 15, 2005 and have face values equivalent to the full value of all prior notes plus all associated accrued interest.

     On March 1, 2006, all seven of the notes were again exchanged for new notes. The new notes extend the term of the previous notes through March 1, 2007, and have face values equivalent to the full value of all prior notes plus all associated accrued interest. All of the replacement notes are secured by common stock owned by the president of the Company, accrue interest at 8.5% per annum, and are due in full by March 1, 2007.

NOTE 5 -  CONTINGENCY

     In 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its intent to extend to the Ute-Ule Property certain environmental clean-up activities on neighboring properties that the Company does not own.

     The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands. The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of March 31, 2006, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Except as discussed below, LKA has not engaged in any material operations during the quarterly period ended March 31, 2006, or since 1989.

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

Results of Operations.
----------------------

For The Three Months Ended March 31, 2006 Compared to The Three Months Ended March 31, 2005.
---------------

     During the quarterly period ended March 31, 2006, we received revenues from royalties of $234,058, as compared to revenues from royalties of $145,129 during the quarterly period ended March 31, 2005. The increase in revenues was primarily a result of increased royalties from production, and partly a result of the acquisition of the Caldera royalty interest.

     Operating expenses decreased to $81,258 during the quarterly period ended March 31, 2006, from $83,555 in the year-ago period. For the three months ended March 31, 2006, we had net income of $175,880, as compared to net income of $61,090 during the March 31, 2005, period.

Liquidity.
----------
     We had cash on hand, money market funds and royalties receivable of $1,058,873 at March 31, 2006.

     Net income for the three months ended March 31, 2006, was $175,880.

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

     As of November 18, 2003, the BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the BLM and EPA have advised LKA that they consider the Company a "Potential Responsible Party" ("PRP") and may require LKA, as the property owner, to either perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the Company.

     As of the date of this Report, management has had several meetings with the BLM in an effort to negotiate a settlement of this matter. The Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM. The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself. In this regard, we have recently retained the services of consultants to advise us regarding the BLM's authority and legal position to order the cleanup and to advise us on our negotiating stance.
We are currently in the negotiating stages of this process and we can not accurately predict what our ultimate liability, if any, will be. If we are unsuccessful in reaching a cost effective arrangement with the BLM/EPA and are held responsible for the entire amounts associated with the cleanup the financial consequences could render the Company insolvent.

     To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to LKA.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------

     We repurchased and canceled 7,100 shares of our common stock in exchange for $5,883.

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

                                    LKA INTERNATIONAL, INC.

Date: 5/19/2006                      /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 5/19/2006                      /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director