Form 10QSB
period 2006-06-30
LKA INTERNATIONAL INC /DE/
filed 2006-08-21
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

                                June 30, 2006

                                 12,822,741

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

                     LKA INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                June 30, 2006 and December 31, 2005

                     LKA INTERNATIONAL, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                   June 30,    December 31,
                                                    2006           2005
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

     Cash                                     $  426,348       $    369,321
     Money market funds                          464,626            158,268
     Royalties receivable                        576,356            248,560
     Due from affiliates                          64,271             64,271
     Prepaid expenses                              9,004             22,511
     Notes receivable                            115,793            110,164
     Accrued interest receivable                   3,236              9,774
     Investment in trading securities            894,329            992,283
                                              ----------        -----------
          Total Current Assets                 2,553,963          1,975,152
                                              ----------        -----------
FIXED ASSETS

     Land, equipment and mining claims           512,424            512,424
     Accumulated depreciation                    (49,355)           (38,940)
                                              ----------        -----------
          Total Fixed Assets                     463,069            473,484
                                              ----------        -----------
OTHER NON-CURRENT ASSETS

     Reclamation bonds                            63,835             63,835
     Deferred tax asset                           22,600             18,856
                                               ---------         ----------
          Total Other Assets                      86,435             82,691
                                               ---------         ----------
          TOTAL ASSETS                        $3,103,467         $2,531,327
                                               =========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,    December 31,
                                                    2006           2005
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $   50,856     $   11,943
     Note payable                                     10,000         10,000
     Notes payable - related party                    62,803         62,803
     Accrued interest - related party                 51,488         48,348
     Income taxes payable                            440,073        200,595
     Due to officer                                        -         25,000
                                                  ----------     ----------
          Total Current Liabilities                  615,220        358,689
                                                  ----------     ----------
LONG-TERM LIABILITIES

     Asset retirement obligation                      60,865         60,038
     Deferred tax liability                                -            775
                                                  ----------     ----------
          Total Long-Term Liabilities                 60,865         60,813
                                                   ---------     ----------
          Total Liabilities                          676,085        419,502
                                                   ---------     ----------

STOCKHOLDERS' EQUITY

     Common stock; $0.001 par value, 50,000,000
     shares Authorized, 12,822,741 and 12,838,111
     shares issued and outstanding, respectively      12,823         12,838
     Preferred stock; $0.001 par value, 50,000,000
     shares authorized, no shares issued or
     outstanding                                           -              -
     Additional paid-in capital                    6,659,935      6,674,535
     Accumulated deficit                          (4,245,376)    (4,575,548)
                                                 -----------    -----------
          Total Stockholders' Equity               2,427,382      2,111,825
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $  3,103,467    $ 2,531,327
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                          For the Three Months Ended  For the Six Months Ended
                                   June 30,                  June 30,
                            2006          2005       2006           2005

REVENUES

   Royalties income      $  587,579   $   239,373   $   821,637  $  384,502
                         ----------   -----------   -----------  ----------
OPERATING EXPENSES

   Officer salaries
    and bonus                30,000        55,000        60,000      75,820
   General and
    administrative          129,119        76,058       180,377     138,793
                         ----------   -----------   -----------  ----------
        Total Operating
        Expenses            159,119       131,058       240,377     214,613
                         ----------   -----------   -----------  ----------
OPERATING INCOME            428,460       108,315       581,260     169,889
                         ----------   -----------   -----------  ----------
OTHER INCOME (EXPENSE)

   Interest expense          (1,870)       (2,182)       (3,740)     (4,089)
   Interest income            6,316         2,602        11,640       5,272
   Gain on sale of assets         -             -         2,204           -
   Unrealized gains
   (losses) on securities  (120,865)       (4,907)      (74,856)     15,739
   Realized gains
   (losses) on securities         -       (10,269)       24,439     (23,287)
   Other investment income    9,419        22,213        24,184      36,813
                         ----------   -----------   -----------  ----------
        Total Other
        Income (Expense)   (107,000)        7,457       (16,129)     30,448
                         ----------   -----------   -----------  ----------
NET INCOME
BEFORE TAXES                321,460       115,772       565,131     200,337

INCOME TAX EXPENSE          167,168        32,060       234,959      55,535
                         ----------   -----------   -----------  ----------
NET INCOME               $  154,292   $    83,712   $   330,172  $  144,802
                         ==========   ===========   ===========  ==========

BASIC AND DILUTED NET
 INCOME PER SHARE        $     0.01   $      0.01   $      0.03  $     0.01
                         ==========   ===========   ===========  ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING   12,831,011    12,715,498    12,832,269  10,582,666
                         ==========   ===========   ===========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Consolidated Statement of Stockholders' Equity

                                                  Additional
                                Common Stock      Paid-in      Accumulated
                            Shares      Amount    Capital        Deficit
Balance, December 31, 2005   12,838,111    $  12,838 $6,674,535  $(4,575,548)

Repurchase and cancellation
of 800 shares of common
stock in exchange for cash      (15,370)         (15)   (14,600)           -

Net income for the six months
ended June 30, 2006
(unaudited)                            -           -          -      330,172
                               ---------   ------    ----------  -----------
Balance, June 30, 2006
(unaudited)                   12,822,741  $12,823    $6,659,935  $(4,245,376)
                              ==========  =======    ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                For the Six Months Ended
                                                         June 30,
                                                    2006       2005
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income from operations                      $330,173    $ 144,802
     Items to reconcile net income to net
      cash used by operating activities:
          Accretion of environmental remediation
           costs                                          827          794
          Depreciation and amortization                10,415        3,722
          Unrealized (gain) loss on investments        74,856      (15,739)
          Realized (gain) loss on investments         (24,439)      23,287
          Investment purchases                       (299,781)  (1,029,110)
          Investment proceeds                         347,318      818,075
          Common stock repurchased and cancelled      (14,615)           -
     Changes in operating assets and liabilities:
          (Increase) in accounts receivable          (327,796)    (239,373)
          (Increase) decrease in prepaid and other
            assets                                     13,507      (15,000)
          (Increase) in amounts due from affiliates         -         (137)
          (Increase) in interest receivable            (4,776)      (4,644)
          Increase (decrease) in accounts payable      38,912      (38,928)
          (Increase) decrease in money market funds  (306,358)      86,869
          Increase in accrued expenses and taxes
           payable                                    217,618       54,278
          Increase in amounts due to affiliates             -       52,056
          Changes in deferred tax assets and
          liabilities                                  (4,519)       9,800
                                                   ----------    ---------
               Net Cash Used by Operating
               Activities                              51,342     (149,248)
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Repayments of notes receivable                       5,685            -
                                                   ----------    ---------
               Net Cash Proved by Investing
               Activities                               5,685            -
                                                   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES                        -            -
                                                   ----------    ---------
INCREASE (DECREASE) IN CASH                            57,027     (149,248)

CASH AT BEGINNING OF PERIOD                           369,321      411,960
                                                   ----------    ---------
CASH AT END OF PERIOD                              $  426,348    $ 262,712
                                                   ==========    =========
CASH PAID FOR:

     Interest                                      $      600    $     980
     Income taxes                                  $        -    $   4,366

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2006 and December 31, 2005

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2006 and December 31, 2005

NOTE 3 - RELATED PARTY TRANSACTIONS

     Related Party Debt

     The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the six months ended June 30, 2006 or the year ended December 31, 2005. Accrued interest related to this note was $45,081 as of June 30, 2006, and $42,240 as of December 31, 2005.

     The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the six months ended June 30, 2006 or the year ended December 31, 2005. Accrued interest related to this note was $6,407 as of June 30, 2006, and $6,108 as of December 31, 2005.

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

     During the year ended December 31, 2005, the Company awarded $50,000 in bonuses to an officer and shareholder related to the successful acquisition of Caldera Partners Limited Partnership's interest in the Golden Wonder and Ute Ule mines (see Note 2) and based upon the overall performance of the Company. As of June 30, 2006, all accrued bonuses have been paid-in-full.

     During March 2006, the Company sold a sapphire gem to an officer and shareholder in exchange for $2,204 in cash. The gem has been in the possession of the company for over fifteen years and had previously been written-off for financial reporting purposes. As such, the entire cash receipt was recorded as a current period gain on sale.

NOTE 4 - NOTES RECEIVABLE

     In October 2003, the Company loaned $99,997 to seven individuals. These notes accrued interest at 8.5% per annum and were due in full by December 15, 2004.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2006 and December 31, 2005

NOTE 4 - NOTES RECEIVABLE (Continued)

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

     The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands. The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of June 30, 2006, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

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

NOTE 6 - SUBSEQUENT EVENT

     In July 2006, the Company issued 30,000 shares of common stock to a consultant as compensation for services rendered in connection with the evaluation of potential joint venture opportunities.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Results of Operations.
----------------------

For The Three Months Ended June 30, 2006 Compared to The Three Months Ended June 30, 2005.
--------------

     During the quarterly period ended June 30, 2006, we received revenues from royalties of $587,579, as compared to revenues from royalties of $239,373 during the quarterly period ended June 30, 2005. The increase in revenues was primarily a result of increased royalties from production.

     Operating expenses increased to $159,119 during the quarterly period ended June 30, 2006, from $131,058 in the year-ago period. For the three months ended June 30, 2006, we had net income of $154,292, as compared to net income of $83,712 during the June 30, 2005, period.

For The Six Months Ended June 30, 2006 Compared to The Six Months Ended June 30, 2005.
--------------

     During the six months ended June 30, 2006, we received revenues from royalties of $821,637, as compared to revenues from royalties of $384,502 during the six months ended June 30, 2005. The increase in revenues was primarily a result of increased royalties from production.

     Operating expenses increased to $240,377 during the six months ended June 30, 2006, from $214,613 in the year-ago period. For the six months ended June 30, 2006, we had net income of $330,172, as compared to net income of $144,802 during the June 30, 2005, period.

Liquidity.
----------

     We had cash on hand, money market funds and royalties receivable of $1,467,330 at June 30, 2006.

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

Item 3.   Controls and Procedures.
          ------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

                                    LKA INTERNATIONAL, INC.

Date: 8/21/2006                     /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 8/21/2006                     /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director