Form 10QSB
period 2006-09-30
LKA INTERNATIONAL INC /DE/
filed 2006-11-20
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

                             September 30, 2006

                                 12,689,591

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

                     LKA INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2006 and December 31, 2005

                     LKA INTERNATIONAL, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                 September 30, December 31,
                                                    2006           2005
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS

     Cash                                     $  248,002       $    369,321
     Money market funds                          125,948            158,268
     Royalties receivable                        581,980            248,560
     Due from affiliates                          64,271             64,271
     Prepaid expenses                             10,251             22,511
     Notes receivable                            115,793            110,164
     Accrued interest receivable                   5,717              9,774
     Investment in trading securities          1,184,354            992,283
     Deferred tax asset                           20,700                  -
                                              ----------        -----------
          Total Current Assets                 2,357,016          1,975,152
                                              ----------        -----------
FIXED ASSETS

     Land, equipment and mining claims           512,424            512,424
     Accumulated depreciation                    (54,562)           (38,940)
                                              ----------        -----------
          Total Fixed Assets                     457,862            473,484
                                              ----------        -----------
OTHER NON-CURRENT ASSETS

     Reclamation bonds                            63,835             63,835
     Deferred tax asset                            3,700             18,856
                                               ---------         ----------
          Total Other Assets                      67,535             82,691
                                               ---------         ----------
          TOTAL ASSETS                        $2,882,413         $2,531,327
                                               =========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30, December 31,
                                                    2006           2005
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $   64,908     $   11,943
     Note payable                                     10,000         10,000
     Notes payable - related party                    62,803         62,803
     Accrued interest - related party                 53,058         48,348
     Income taxes payable                            377,807        200,595
     Due to officer                                        -         25,000
                                                  ----------     ----------
          Total Current Liabilities                  568,576        358,689
                                                  ----------     ----------
LONG-TERM LIABILITIES

     Asset retirement obligation                      61,279         60,038
     Deferred tax liability                                -            775
                                                  ----------     ----------
          Total Long-Term Liabilities                 61,279         60,813
                                                   ---------     ----------
          Total Liabilities                          629,855        419,502
                                                   ---------     ----------

STOCKHOLDERS' EQUITY

     Common stock; $0.001 par value, 50,000,000
     shares Authorized, 12,689,591 and 12,838,111
     shares issued and outstanding, respectively      12,690         12,838
     Preferred stock; $0.001 par value, 50,000,000
     shares authorized, no shares issued or
     outstanding                                           -              -
     Additional paid-in capital                    6,653,616      6,674,535
     Accumulated deficit                          (4,413,748)    (4,575,548)
                                                 -----------    -----------
          Total Stockholders' Equity               2,252,558      2,111,825
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $  2,882,413    $ 2,531,327
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                          For the Three Months Ended For the Nine Months Ended
                                 September 30,            September 30,
                            2006          2005       2006           2005

REVENUES

   Royalties income      $        -   $   255,176   $   821,637  $  639,678
                         ----------   -----------   -----------  ----------
OPERATING EXPENSES

   Officer salaries
    and bonus                24,870        30,000        84,870     105,820
   General and
    administrative          185,845        97,242       366,222     236,035
                         ----------   -----------   -----------  ----------
        Total Operating
        Expenses            210,715       127,242       451,092     341,855
                         ----------   -----------   -----------  ----------
OPERATING INCOME (LOSS)    (210,715)      127,934       370,545     297,823
                         ----------   -----------   -----------  ----------
OTHER INCOME (EXPENSE)

   Interest expense          (1,870)       (2,258)       (5,610)     (6,347)
   Interest income            6,610         2,900        18,250       8,172
   Gain on sale of assets         -             -         2,204           -
   Unrealized gains
   (losses) on securities    43,659        59,023       (31,197)     74,762
   Realized gains
   (losses) on securities   (79,451)       68,042       (55,012)     44,755
   Other investment income    9,329        18,239        33,513      55,052
                         ----------   -----------   -----------  ----------
        Total Other
        Income (Expense)    (21,723)      145,946       (37,852)    176,394
                         ----------   -----------   -----------  ----------
NET INCOME (LOSS)
BEFORE TAXES               (232,438)      273,880       332,693     474,217

INCOME TAX BENEFIT
 (EXPENSE)                   64,066      (113,716)     (170,893)   (169,251)
                         ----------   -----------   -----------  ----------
NET INCOME (LOSS)        $ (168,372)  $   160,164   $   161,800  $  304,966
                         ==========   ===========   ===========  ==========

BASIC AND DILUTED NET
 INCOME (LOSS) PER SHARE $    (0.01)  $      0.01   $      0.01  $     0.03
                         ==========   ===========   ===========  ==========

BASIC AND DILUTED
 WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING   12,731,411    12,785,674    12,796,885  11,324,558
                         ==========   ===========   ===========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Consolidated Statement of Stockholders' Equity

                                                  Additional
                                Common Stock      Paid-in      Accumulated
                            Shares      Amount    Capital        Deficit
Balance, December 31, 2005    12,838,111    $  12,838 $6,674,535  $(4,575,548)

Repurchase and cancellation
of common stock in exchange
for cash (unaudited)            (178,520)        (178)   (48,189)           -

Issued shares of common
stock for services at $0.91
per share (unaudited)             30,000           30     27,270            -

Net income for the nine months
ended September 30, 2006
(unaudited)                            -            -          -      161,800
                               ---------   ---------- ----------  -----------
Balance, September 30, 2006
(unaudited)                   12,689,591   $   12,690 $6,653,616  $(4,413,748)
                              ==========   ========== ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                For the Nine Months Ended
                                                      September 30,
                                                    2006       2005
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income from operations                      $161,800    $ 304,966
     Items to reconcile net income to net
      cash used by operating activities:
          Accretion of environmental remediation
           costs                                        1,241        1,192
          Depreciation and amortization                15,622        5,584
          Unrealized (gain) loss on investments        31,197      (44,755)
          Realized (gain) loss on investments          55,012      (74,762)
          Investment purchases                       (800,081)  (1,293,462)
          Investment proceeds                         521,801    1,647,240
          Common stock issued for services             27,300       28,000
          Common stock repurchased and cancelled      (48,367)      (2,109)
     Changes in operating assets and liabilities:
          (Increase) in accounts receivable          (333,420)    (255,176)
          (Increase) decrease in prepaid and other
            assets                                     12,260       (8,411)
          (Increase) in amounts due from affiliates         -         (137)
          (Increase) in interest receivable            (7,257)      (7,004)
          Increase (decrease) in accounts payable      52,965      (46,605)
          (Increase) decrease in money market funds    32,320     (538,349)
          Increase in accrued expenses and taxes
           payable                                    156,922      144,898
          Increase in amounts due to affiliates             -       52,056
          Changes in deferred tax assets and
          liabilities                                  (6,319)       1,541
                                                   ----------    ---------
               Net Cash Used by Operating
               Activities                            (127,004)     (85,293)
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Repayments of notes receivable                       5,685            -
                                                   ----------    ---------
               Net Cash Proved by Investing
               Activities                               5,685            -
                                                   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES                        -            -
                                                   ----------    ---------
DECREASE IN CASH                                     (121,319)     (85,293)

CASH AT BEGINNING OF PERIOD                           369,321      411,960
                                                   ----------    ---------
CASH AT END OF PERIOD                              $  248,002    $ 326,667
                                                   ==========    =========
CASH PAID FOR:

     Interest                                      $      900    $   1,637
     Income taxes                                  $        -    $  20,423

The accompanying notes are an integral part of these consolidated financial statements.

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2006 and December 31, 2005

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2006 and December 31, 2005

NOTE 3 -  RELATED PARTY TRANSACTIONS

     Related Party Debt

     The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the nine months ended September 30, 2006 or the year ended December 31, 2005. Accrued interest related to this note was $46,502 as of September, 30, 2006, and $42,240 as of December 31, 2005.

     The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum. No payments have been made during the nine months ended September 30, 2006 or the year ended December 31, 2005. Accrued interest related to this note was $6,556 as of September 30, 2006, and $6,108 as of December 31, 2005.

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

     During the year ended December 31, 2005, the Company awarded $50,000 in bonuses to an officer and shareholder related to the successful acquisition of Caldera Partners Limited Partnership's interest in the Golden Wonder and Ute Ule mines (see Note 2) and based upon the overall performance of the Company. As of September 30, 2006, all accrued bonuses have been paid-in-full.

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

                     LKA INTERNATIONAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2006 and December 31, 2005

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

     The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands. The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of September 30, 2006, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Results of Operations.
----------------------

For The Three Months Ended September 30, 2006 Compared to The Three Months Ended September 30, 2005.
-------------------------

     During the quarterly period ended September 30, 2006, we received no revenues from royalties, as compared to revenues from royalties of $255,176 during the quarterly period ended September 30, 2005. The decrease in revenues was the result of the termination of ore shipments from the Golden Wonder mine by the property operator, Au Mining, Inc., ("Au Mining") to Barrick's Goldstike facility in Nevada. A representative of Barrick Gold informed Company management that Barrick intends to discontinue purchasing ore from small producers and has terminated the ore purchase contract with Au Mining. This will require Au Mining and/or the Company to make arrangements to secure ore sales arrangements with other companies that possess similar ore processing capabilities.

     Our Lease Agreement with Au Mining is to remain in effect until September 1, 2008. Due to its concerns about Au Mining's present ability to sell the ore produced at the Golden Wonder mine, on November 8, 2006, the Company sent Au Mining a letter asking: (i) what Au Mining plans to do to find a new purchaser of ore produced at the Golden Wonder mine; and (ii) when Au Mining intends to resume mining operations at the mine. As of the date hereof, we have not received any response to this request. If Au Mining does not provide a satisfactory response to these questions, the Company will assume that Au Mining has abandoned its interest in the mine and the Company will take such further action as may be necessary to protect its own rights therein. Based on the foregoing, management expects that we may not receive any royalty revenues from the Golden Wonder mine for the next several quarters.

     Operating expenses increased to $210,715 during the quarterly period ended September 30, 2006, from $127,242 in the year-ago period. This increase was primarily due to increased engineering costs associated with our applications for an exploration permit to conduct operations below the Golden Wonder mine's 6th level. We expect to file this application(s) with the appropriate state and federal agencies during the first quarter of 2007. Based on management's experience over the years, and our numerous meetings with representatives of both state and federal agencies in connection with our current mining operations, we have no reason to believe, at this point, that the permit will not be issued. However, such issuance is to some extent beyond the Company's control and we can provide no assurance that we will be successful in this regard.

     For the three months ended September 30, 2006, we had a loss of $168,372, as compared to income of $160,164 during the September 30, 2005, period.

For The Nine Months Ended September 30, 2006 Compared to The Nine Months Ended September 30, 2005.
-------------------

     During the nine months ended September 30, 2006, we received revenues from royalties of $821,637, as compared to revenues from royalties of $639,678 during the nine months ended September 30, 2005.

     Operating expenses increased to $451,092 during the nine months ended September 30, 2006, from $341,855 in the year-ago period. For the nine months ended September 30, 2006, we had income of $161,800, as compared to income of $304,966 during the September 30, 2005, period. Net income for the nine months ended September 30, 2006, was $161,800.

Liquidity.
----------

     We had cash on hand, money market funds and royalties receivable of $955,930 at September 30, 2006.

     Management expects that the Company will incur net operating losses for approximately the next year or two as it incurs expenses associated with exploration and development activities below the 6th level of the Golden Wonder mine, without realizing revenues from royalties. During this period, we will seek out joint venture partners and/or additional debt or equity financing. Management continues to conduct discussions with interested mining companies and parties engaged in the investment banking and securities business but has not entered into any definitive agreements to date. There can be no assurance that we will be able to obtain financing on terms that are beneficial to the Company.

     The Company recently suspended its discussions with Cambior, Inc. (AMEX:
"CBJ") regarding a potential joint venture due to the recent merger between Cambior and Iamgold Corporation (NYSE: "IAG") and uncertainty surrounding our relationship with Au Mining through the remaining lease period. Au Mining's attempt to disrupt these negotiations by threatening litigation was a contributing factor to the suspension of these discussions.

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

     1. LKA International, Inc. v. Au Mining, Inc. On October 6, 2006, the Company received a letter from counsel for Au Mining and its principals, Lance Barker and Ken Orvis, demanding immediate payment of $740,000, with interest, which Barker and Orvis alleged to be due to them under Paragraph 3.5 of the Lease Agreement with Au Mining.

     Paragraph 3.5 provides for the payment of $5,000 each to Barker and Orvis every month for work on the anticipated lower level development of the Golden Wonder mine until the commencement of commercial mining thereon.

     On or about October 27, 2006, the Company filed a Complaint for Declaratory Judgment against Au Mining. The Complaint was filed in the District Court of Hinsdale County. It seeks a declaratory judgment that the Company has no obligation to make payments to Barker and Orvis under Paragraph
3.5 of the Lease Agreement because the new development contemplated thereby has not commenced. The Complaint also seeks an order requiring Au Mining to pay the Company's attorneys fees and costs incurred in connection with the action. As of the date hereof, the Company has not received any responsive pleading from Au Mining.

     2. Ute-Ule - BLM remediation matter. As of the date of this Report, management has had several meetings with the BLM and the Solicitor General's office in an effort to negotiate a settlement of this matter. The Company and the BLM remain in the process of discussing and deliberating the purported environmental impacts as discussed in the engineering evaluation and cost analysis report commissioned by the BLM. No determination of an overall site clean-up plan has yet been made by the BLM. The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself. We are currently in the negotiating stages of this process and we can not accurately predict what our ultimate liability, if any, will be. If we are unsuccessful in reaching a cost effective arrangement with the BLM and are held responsible for the entire amounts associated with the cleanup the financial consequences could render the Company insolvent.

     To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------

     On August 1, 2006, we issued 30,000 "unregistered" and "restricted" shares of our common stock to Sean Tingey in consideration of accounting services. We believe that Mr. Tingey is a "sophisticated investor" who, by reason of education, business acumen, experience or other factors, was fully capable of evaluating the risks and merits of an investment in the Company; and he had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                                              (d) Maximum

                                                               Number (or
                                             (c) Total         Approximate $
                                             Number of         Value) of
                                             Shares (or        Shares (or
                                             Units) Purchased  Units) that May
             (a) Total       (b) Average     as Part of        Yet Be
             Shares (or      Price Paid per  Publicly          Purchased
             Units)          Share (or       Announced Plans   Under the Plans
Period       Purchased       Unit)           or Programs       or Programs
------       ---------       -----           -----------       -----------

July 1 to    151,600         $0.11           N/A               N/A
July 31,
2006

August 1 to    5,800         $1.17           N/A               N/A
August 31,
2006

September 1    5,750         $1.75           N/A               N/A
to September
30, 2006

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

                                    LKA INTERNATIONAL, INC.

Date: 11/20/2006                    /s/ Kye A. Abraham
     --------------                 -------------------------------------
                                    Kye A. Abraham
                                    President, Chairman of the Board and
                                    Director


Date: 11/20/2006                    /s/ Nanette Abraham
     --------------                 -------------------------------------
                                    Nanette Abraham
                                    Secretary/Treasurer and Director