Form 10KSB
period 2006-12-31
LKA INTERNATIONAL INC /DE/
filed 2007-05-01
CIK 831355

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 001-17106

LKA INTERNATIONAL, INC.

(Name of Small Business Issuer in its Charter)

Delaware	91-1428250
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3724 47th Street Ct. N.W.

Gig Harbor, Washington 98335

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (253) 851-7486

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No     (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $821,637.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

April 18, 2007 - $5,324.09. There are approximately 5,324,089 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None, Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

April 18, 2007:  Common – 12,840,317

April 18, 2007:  Preferred – none

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I 3

Item 1. Description of Business 3

Item 2. Description of Property 9

Item 3. Legal Proceedings 11

Item 4. Submission of Matters to a Vote of Security Holders 12

PART II 12

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  12

Item 6. Management’s Discussion and Analysis or Plan of Operation 15

Item 7. Financial Statements. 17

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  18

Item 8A(T). Controls and Procedures. 18

Item 8B. Other Information. 18

PART III 19

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  19

Item 10. Executive Compensation 21

Item 11. Security Ownership of Certain Beneficial Owners and Management 22

Item 12. Certain Relationships and Related Transactions 24

Item 13. Exhibits 25

Item 14. Principal Accounting Fees and Services 25

SIGNATURES 26

PART I

Item 1. Description of Business

Business Development.

LKA International, Inc., (referred to herein as “LKA,” the “Company,” “we,” “us,” “our” or words of similar import) was incorporated on March 16, 1988, in the State of Delaware.  Since our inception, our authorized capital has been 100,000,000 shares, consisting of 50,000,000 shares of common stock with a par value of one mill ($0.001) per share, and 50,000,000 shares of preferred stock, also with a par value of one mill per share.

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

The Lake City, Colorado Properties.

The Ute-Ule silver mine and milling facility and the Golden Wonder gold mine (respectively, the "Ute-Ule Property" and the "Golden Wonder Property" or, collectively, the "Properties"), consist of certain patented and unpatented mining claims located in Hinsdale County, Colorado. In December, 1982, our predecessor, LKA Holdings, Inc., a Utah corporation ("LKA Utah") acquired a 51% interest in the Properties from Lake City Mines, Inc., a Colorado corporation ("Lake City Mines"), which retained the remaining 49% interest. Immediately after the acquisition, LKA Utah assigned 90% of its interest in the future proceeds that it had the right to receive from the Properties to Caldera Partners Limited Partnership, a Washington limited partnership ("Caldera") in return for approximately $1.6 million, which LKA used to develop the Properties. As a result, Caldera owned a 45.9% interest in the future proceeds that LKA Utah had the right to receive on the Properties. LKA's President, Kye A. Abraham, is Caldera's Managing Partner. Subsequent to a bankruptcy filing by Lake City Mines in February 1984, LKA acquired Lake City Mine’s interest in the Properties through a Sheriff’s sale.

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

Business

LKA has begun the permitting process with respect to an additional exploration program at the Golden Wonder mine, as discussed under the heading "Management's Discussion and Analysis or Plan of Operation." Other than our plans to expand mining activities on the Properties, subject to successful exploration results, the resolution of our environmental cleanup proceeding with the Bureau of Land Management as discussed in Part I, Item 3 of this Report, and our ability to raise substantial additional funding for our planned exploration program we do not currently expect to have any material operations during the next 12 months.  Our ability to raise such funding is subject to numerous contingencies, and we can provide no assurance that we will be successful in this regard.  Management continues to seek other business opportunities but we can not predict when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries of interest to management.

Principal Products or Services and their Markets

We do not currently have any products or services.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of non-operating mining companies such as LKA. We believe that our competitive position in the industry will be very insignificant.

Sources and Availability of Raw Materials and Names of Principal Suppliers

We do not use any raw materials, as we do not directly conduct any material operations.

Dependence on One or a Few Major Customers

Through the second  quarter of 2006, our revenues consisted solely of royalty revenue from the mining activities of Au Mining, Inc., a Colorado corporation ("Au Mining"). In the third  quarter of 2006, Au Mining ceased these activities and we do not currently have any source of revenue.  We have filed a lawsuit against Au Mining with respect to the legal issues raised by Au Mining’s actions.  See the caption “Legal Proceedings,” Part I, Item 3 of this Annual Report.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have obtained "110d" limited impact permits from the Colorado Division of Minerals and Geology and have posted reclamation bonds to ensure the clean-up of environmental disturbances on the Ute-Ule and Golden Wonder Properties. We are currently in compliance with all applicable permit and bonding requirements in this regard. Permits associated with the expansion of the Golden Wonder in addition to updated Storm Water Discharge permits have been applied for.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on the Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in

Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a non-“reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-“reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development Costs During the Last Two Fiscal Years

We have not spent any money on research and development in the past five years and we do not plan to make any such expenditures in the foreseeable future.

Cost and Effects of Compliance with Environmental Laws

As the owner of permits pertaining to the Properties, we are subject to many federal, state and local laws and regulations relating to environmental quality. For example, any mining operations conducted on the Properties must comply with federal and state laws and regulations that protect the quality of surface water and groundwater.

The Colorado Division of Minerals and Geology (the "Division") requires mine operators to have permits to conduct mining activities in Colorado. The Division also requires operators to obtain a reclamation bond to ensure the clean-up of disturbances on mining properties and conducts regular inspections to make sure that the operators are in compliance with applicable environmental laws and regulations. We have obtained, and/or are in the process of obtaining, all necessary bonds and permits required by the State of Colorado and believe that we are in compliance with all laws and regulations in this regard. However, we can provide no assurance as to the impact on LKA of any future environmental laws or regulations or any governmental interpretation of existing or future laws or regulations.

The Federal Bureau of Land Management (the "BLM") has advised us of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that we do not own. The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands. This EE/CA, which was prepared by Harding ESE, Inc., analyzes the current environmental state of the Ute-Ule Property and other properties in the area. The EE/CA has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. A later report commissioned by the BLM entitled “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006 projected these costs to be approximately $2.1 million. Management believes that due to LKA’s status as a diminimus participant, the Company’s actual costs associated with this effort will be substantially below BLM estimates. Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the BLM and EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the owner.

As of the date of this Report, management has had several meetings with the BLM and the Solicitor General’s office in an effort to negotiate a settlement of this matter. The Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM. The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself. In this regard, we have retained the services of consultants to advise us regarding the BLM's authority and legal position to order the cleanup and to advise us on our negotiating stance. However, we are still in the discussion  stages of this process and we can not accurately predict what our ultimate liability, if any, will be.

Number of Total Employees and Number of Full Time Employees

Kye A. Abraham is LKA's only full-time employee. Nanette K. Abraham assists with bookkeeping and administrative work, but receives no financial remuneration.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Risk Factors.

No Current Source of Revenue.

Because Au Mining is no longer conducting operations on our Golden Wonder mine, we did not receive any operating revenues in the third or fourth quarters of 2006, and we do not expect to receive any such revenues until our litigation with Au Mining is terminated and our operations resume.

We Do Not Presently Have a Mine Operator.

Under our current business plan, our ability to obtain revenues depends on our ability to engage an operator to conduct mining operations.  We have not yet identified such an entity and we are unlikely to enter into any definitive agreement in this regard until our litigation with Au Mining is terminated.  Even then, we can not assure investors that we will be able to enter into any  such agreement on terms that are favorable to LKA.

Potential Environmental Liability.

As discussed under "Costs and Effects of Compliance with Environmental Laws," above, the BLM has issued an EE/CA which identifies certain environmental hazards on the Ute-Ule property, with an estimated potential cost of approximately $4,317,000 to clean up these hazards. Subsequently the BLM issued a report entitled “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” which estimated these costs to be approximately $2.1 million. We are currently negotiating with the BLM and the Solicitor General’s office with respect to LKA's responsibility, if any, for the cleanup and what costs, if any, we may be liable for. We intend to make our case as vigorously as possible. However, we could be significantly impaired financially if we are found liable for all or a large portion of either of the amounts estimated in the BLM reports.

We Do Not Know How Much Commercially Recoverable Ore the Properties Contain.

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

Need for Additional Funding.

 LKA has determined that a comprehensive exploration program at the Golden Wonder mining project is warranted and that a significant additional investment of up $12 to $18 million may be  required. We expect that any new mining operator and/or joint venture partner will provide, or assist the Company in obtaining the financing required to carry out this exploration project. Any money raised from new financing will be used to  explore and/or develop new ore bodies within the Golden Wonder mine. Accordingly, our success or lack of success in raising additional funds may determine whether we make a profit in the future.

Furthermore, we can not assure you that even if we raise an additional $12 to $18 million through attracting a new joint venture partner and/or an offering of our securities that such amounts will be sufficient to develop new, commercially viable ore bodies within the Golden Wonder Property. It is possible that subscribers under any such offering would gain little or no economic benefit from their investment.

Potential Dilution to Existing Stockholders.

We expect that any future fundraising may involve a private placement or public offering of our common or preferred stock. The sale of additional shares of our common or preferred stock will reduce the proportionate ownership interests of our existing stockholders.

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

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

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

Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker- dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for our stockholders to resell their shares to third parties or to otherwise dispose of them.

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

Item 2. Description of Property

We own a 100% interest in the Ute-Ule and Golden Wonder Properties. Prior to March 3, 2005, we paid to Caldera 45.9% of the proceeds that we received from the Properties through our Lease Agreement with Au Mining. However, on that date, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines. As a result of this assignment, the Company is entitled to receive all of the lease and royalty payments on these Properties. We are not currently engaged in any mining operations on the Properties or anywhere else.

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

The Ute-Ule Property is the subject of an EE/CA which identifies certain environmental hazards on the property.  We are in the process of negotiating a settlement of this matter with the Bureau of Land Management and the Solicitor General.  See the heading “Costs and Effects of Compliance with Environmental Laws” of Part I, Item 1 of this Report; the Risk Factor “Potential Environmental Liability;” and the caption “Legal Proceedings,” Part I, Item 3 of this Report.

The Ute Mill.

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

Since the mill is the only one in the Lake City District and construction of another mill of this size would be possible only at substantial cost and subject to considerable environmental constraints, management believes that LKA could derive income from custom milling or the sale of the mill if mining is successfully revived in the District.

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
LKA re-acquired the Ute-Ule Property pursuant to a lease agreement with Au Mining in 2003.  Substantial additional funding will be required to make the mill operational. We can provide no assurance that we will be successful in any such fundraising efforts.

Golden Wonder.

The Golden Wonder Property consists of three patented and 25 unpatented mining claims located approximately 2-1/2 miles south of Lake City, Colorado. It has been worked intermittently since its discovery in 1880. The Property can be reached by following Colorado State Highway 149 south of Lake City to the Vickers Ranch, and then following an easement over unimproved road through the ranch to the mine. The mine is at an elevation of 10,323 feet and is situated on a hill slope approximately 1,500 feet above the valley floor. It lies at the head of "Dead Man's Gulch."

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

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA Utah conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this production was derived from two slopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. Beginning in 1997, Au Mining has conductedmining operations and produced approximately 8,349 tons of ore containing 133,701 ounces of gold  from the mine's fifth and sixth levels. The value of this production at the time of sale/settlement has exceeded $45 million to date. The average grade of the ore produced during this period has been 16.01 ounces of gold per ton.

Office Space.

We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. Effective as of January 1, 2005, we pay monthly rent of $1,300 to Abraham and Co., Inc. an NASD member broker/dealer which is controlled by our President, Kye A. Abraham. This rent includes the use of the office space, telephone, office supplies, utilities, computers and photocopiers. The office is attached to Mr. Abraham's home. The lease arrangement is a month-to-month oral lease with Mr. Abraham and the payment amount is scheduled to increase to $1,500 per month in 2007 to keep pace with increased costs.

Item 3. Legal Proceedings

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

Au Mining subsequently counterclaimed against the Company, seeking rescission of  the Lease Agreement or, in the alternative, damages from the Company for breach of the Lease Agreement.  The counterclaim sought damages for the Company’s alleged failure to make the $5,000 per month payments each to Barker and Orvis and for alleged breach of the duty of good faith and fair dealing in failing to finance the development of new levels of the Golden Wonder mine.  The amount of damages sought for the latter alleged breach was not specified and has not yet been specified.  Discovery is ongoing.  A trial of the declaratory judgment claims is set for May 14 through May 16, 2007.  These claims include LKA’s declaratory judgment claim with respect to the rights of Barker and Orvis to the monthly payments and LKA’s declaratory judgment claim on the right of Au Mining to rescind the Lease Agreement.  No trial date has been set with respect to the claims for damages.

2.  Ute-Ule - BLM remediation matter.  As of the date of this Report, management has had several meetings with the BLM and the Solicitor General's office in an effort to negotiate a settlement of this matter.  The most recent such meeting was held in March, 2007, which is subsequent to the period covered by this Report.  The Company and the BLM remain in the process of discussing and deliberating the purported environmental impacts as discussed in the engineering evaluation and cost analysis report commissioned by the BLM.  No determination of an overall site clean-up plan has yet been made by the BLM.  The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined.  The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself.  We are currently in the negotiating stages of this process and we can not accurately predict what our ultimate liability, if any, will be. If we are unsuccessful in reaching a cost effective arrangement with the BLM and are held responsible for the entire amounts associated with the cleanup the financial consequences could render the Company insolvent.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.  To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to LKA.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the calendar year covered by this Annual Report or during the two previous calendar years.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

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

Period	High	Low
January 1, 2005 through March 31, 2005	$0.35	$0.23
April 1, 2005 through June 30, 2005	$0.35	$0.20
July 1, 2005 through September 30, 2005	$0.38	$0.20
October 1, 2005 through December 31, 2005	$0.51	$0.31
January 1, 2006 through March 31, 2006	$0.87	$0.35
April 1, 2006 through June 30, 2006	$0.98	$0.50
July 1, 2006 through September 30, 2006	$1.90	$0.52
October 1, 2006 through December 31, 2006	$1.90	$0.66

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 526, not including an indeterminate number who may hold shares in “street name.”

Dividends

LKA has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

On August 1, 2006, we issued 30,000 "unregistered" and "restricted" shares of our common stock to Sean Tingey for services valued at $.91 per share.

On February 22, 2007, which is subsequent to the period covered by this Report, we issued 100,000 “unregistered” and “restricted” shares of our common stock to Charles H. Brown for consulting and business relations services.

Also on February 22, 2007, we granted to Steve Glass warrants to purchase a total of 200,000 shares of our common stock at a price of $0.80 per share, exercisable for a period of five years.  The warrants for 100,000 of these shares will vest upon the issuance by the State of Colorado of a permit to commence exploration operations on the Company’s claims at Slumgullion Pass near Lake City, Colorado.  The warrants for the remaining 100,000 such shares will vest upon the successful conclusion of LKA’s environmental cleanup matter with the Bureau of Land Management.  See the caption “Legal Proceedings,” Part I, Item 3 of this Report.

Effective as of December 31, 2004, we granted to our President, Kye Abraham, options to purchase a total of one million “unregistered” and “restricted” shares of our common stock at a price of $0.25 per share, exercisable for three years.  Effective as of December 31, 2005, we granted to Mr. Abraham options to purchase an additional one million such shares at a price of $0.55 per share, exercisable for a period of three years.  See Part II, Item 8B and Part III, Item 10 of this Report.

We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.  In connection with the sale of these securities, the Company relied on the fact that there were fewer than 35 “non-accredited” recipients.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.

Use of Proceeds of Registered Securities

We did not sell any registered securities during the calendar year ended December 31, 2006.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 January 1, 2007 through January 31, 2007	3,600	$0.58	-0- (1)	(1)
Month #2 February 1, 2007, through February 28, 2007	2,585	$1.09	-0- (1)	-0- (1)
Month #3 March 1, 2007, through March 31, 2007	915	$1.04	-0- (1)	-0- (1)
Month #4 April 1, 2007, through April 30, 2007	4,200	$0.43	-0- (1)	-0- (1)
Month #5 May 1, 2007, through Mary 31, 2007	3,050	$1.05	-0- (1)	-0- (1)

Month #6 June 1, 2007, through June 30, 2007	1,020	$1.35	-0- (1)	-0- (1)
Month #7 July 1, 2007, through July 31, 2007	1,600	$1.17	-0- (1)	-0- (1)
Month #8 August 1, 2007, through August 31, 2007	5,800	$1.17	-0- (1)	-0- (1)
Month #9 September 1, 2007, through September 30, 2007	5,750	$1.76	-0- (1)	-0- (1)
Month #10 October 1, 2006 through October 31, 2006	4,550	$1.20	-0- (1)	(1)
Month #11 November 1, 2006 through November 30, 2006	5,000	$1.16	-0- (1)	(1)
Month #12 December 1, 2006 through December 31, 2006	3,470	$1.21	-0- (1)	(1)
Total	41,540

     (1)  These shares were purchased other than through a publicly announced plan or program.  They were purchased in open-market transactions.

On December 27, 2005 we returned 150,000 shares and on October 31, 2006 we returned an additional 150,000 shares to treasury stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the calendar year ended December 31, 2006, we received total royalty revenue of $821,637, compared to royalty revenue of $888,238 in 2005.  Due to our dispute with Au Mining, royalty revenues ceased during the third and fourth quarters of 2006, and we do not expect to receive any future revenues until our legal proceedings with Au Mining have been resolved and operations resume on our Properties.  See the caption “Legal Proceedings,” Part I, Item 3 of this Report.

Operating expenses increased from $538,214 in 2005, to $664,753 in 2006. This change was primarily due to an increase in exploration, development and related costs to $228,565 in 2006, from $17,311 in 2005.  Permitting expenses for the proposed exploration program at the Golden Wonder increased significantly during the second half of the year.  General and administrative expenses fell to $308,688 in 2006, from $360,083 in the 2005 period, due principally to a decrease of approximately $168,000 in marketing and advertising expenses in 2006.  This decrease was partially offset by increases in legal, accounting and insurance expenses of approximately $39,000; $37,000; and $30,000, respectively.  Miscellaneous expenditures also increased by approximately $10,000 in 2006.  Officer salaries and bonus fell somewhat in 2006, to $127,500 as compared to $160,820 in 2005. With a combination of decreased revenues and increased exploration, development and related costs, we realized operating income of $156,884 during the calendar year ended December 31, 2006, as compared to an operating income of $350,024 in 2005.

Interest income increased to $20,631 in 2006, from $14,122 in 2005. Interest expense also increased to $12,588 in 2006 from $8,292 in 2005.  We had a gain on sale of assets in 2006 of $2,204.  We had $(32,521) in unrealized loss on securities and $(20,782) in realized loss on securities in 2006. This compares to unrealized losses and realized gains of $(20,782) and $96,632, respectively, in 2005. We received $65,157 in dividend and other investment income in 2005, versus $48,744 in 2006.

After taking into account income tax expense of $49,673 and $184,629, respectively, in 2006 and 2005, net income totaled $55,985 ($0.00 per share) and $312,232 ($0.01 per share), respectively, during these periods. Our stockholders' equity of $ 2,131,312 at December 31, 2006, represented an increase of approximately 1% in stockholders' equity of $2,111,825 at December 31, 2005.

Liquidity and Capital Resources

Current assets at December 31, 2006, included $403,467 in cash and $113,619 in money market funds, as compared to $369,321 and $158,268 at December 31, 2005.

During fiscal 2006, our operating activities provided net cash of $26,257, versus $24,284 in 2005.  Net cash provided (used) by investing activities increased to $7,889 in 2006, from $(66,923) in the prior year.  All of the cash provided in 2006 was derived from $5,685 in proceeds from notes receivable and $2,204 in proceeds from the sale of an asset.  All of the 2005 figure was due to our purchase of fixed assets in that year.

At December 31, 2006, the Company had working capital of $1,670,991, as compared to working capital of $1,616,463 at December 31, 2005.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the year ended December 31, 2006.

Forward-looking Statements

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

Item 7. Financial Statements.

LKA INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors

LKA International, Inc.

Gig Harbor, Washington

We have audited the consolidated balance sheet of LKA International, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA International, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 25, 2007

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet

ASSETS

December 31, 2006
CURRENT ASSETS

Cash	$403,467
Money market funds	113,619
Prepaid expenses	23,041
Due from affiliates (Note 4)	64,400
Notes receivable (Note 5)	115,793
Accrued interest receivable (Note 5)	8,197
Deferred tax asset (Note 1)	18,030
Investments in trading securities	1,182,594
Total Current Assets	1,929,141

FIXED ASSETS

Land, equipment and mining claims (Notes 2 and 3)	512,424
Accumulated depreciation (Note 2)	(59,770)
Total Fixed Assets, Net of Accumulated Depreciation	452,654

OTHER NON-CURRENT ASSETS

Reclamation Bonds	63,835
Deferred tax asset (Note 1)	5,525
Total Other Non-Current Assets	69,360
TOTAL ASSETS	$2,451,155

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

December 31, 2006
CURRENT LIABILITIES

Accounts payable	$73,144
Note payable	10,000
Notes payable - related party (Note 4)	62,803
Accrued interest payable - related party (Note 4)	54,628
Income taxes payable (Note 1)	57,605
Total Current Liabilities	258,150

NON-CURRENT LIABILITIES
Asset retirement obligation (Note 3)	61,693
Total Non-Current Liabilities	61,693
Total Liabilities	319,843

Commitments and Contingencies (note 6)

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 12,740,498 shares issued, 12,676,571 shares outstanding	12,741
Additional paid-in capital	6,699,120
Treasury stock; 63,927 shares at costs	(60,986)
Accumulated deficit	(4,519,563)
Total Stockholders' Equity	2,131,312
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,451,155

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended December 31, 2006
	2006	2005
REVENUES
Royalty revenue	$821,637	$888,238
Total Revenues	821,637	888,238

OPERATING EXPENSES
General and administrative	308,688	360,083
Exploration, development and related costs	228,565	17,311
Officer salaries and bonus	127,500	160,820
Total Operating Expenses	664,753	538,214
OPERATING INCOME	156,884	350,024

OTHER INCOME (EXPENSE)
Interest expense	(12,588)	(8,292)
Interest income	20,631	14,122
Gain on sale of assets	2,204	-
Unrealized (loss) on securities	(32,521)	(20,782)
Realized gain (loss) on securities	(77,696)	96,632
Dividend and other investment income	48,744	65,157
Total Other Income (Expense)	(51,226)	146,837

INCOME PRIOR TO INCOME TAX EXPENSE	105,658	496,861
INCOME TAX EXPENSE (NOTE 1)	49,673	184,629
NET INCOME	$55,985	$312,232
BASIC NET INCOME PER SHARE	$0.00	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	12,808,694	11,725,097
DILUTED NET INCOME PER SHARE	$0.00	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	14,808,694	13,225,097

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2004	6,281,456	$6,282	-	$-	$5,516,956	$(4,887,780)

Issuance of common stock to a related party in exchange for acquisition of interest in Golden Wonder and Ute Ule Mines at $0.18 per share	6,434,042	6,434			1,125,939	-

Issuance of common stock forservices at $0.31 per share	35,000	35			10,815	-

Issuance of common stock for services at $0.28 per share	100,000	100			27,900	-

Repurchase of common stock	-	-	(22,387)	(12,187)	-	-

Issuance of common stock for services at $0.51 per share	10,000	10			5,090	-

Net income for the year ended December 31, 2005	-	-	-	-	-	312,232
Balance, December 31, 2005	12,860,498	12,861	(22,387)	(12,187)	6,686,700	(4,575,548)

Issuance of common stock for services at $0.91 per share	30,000	30			27,270	-

Repurchase and cancellation (150,000) (150) - - (14,850) - Of common stock	(150,000)	(150)	-	-	(14,850)	-

Repurchase of common stock	-	-	(41,540)	(48,799)	-	-

Net income for the year ended December 31, 2006	-	-	-	-	-	55,985
Balance, December 31, 2006	12,740,498	$12,741	(63,927)	$(60,986)	$6,699,120	$(4,519,563)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,985	$312,232
Items to reconcile net income to net cash provided by operating activities:
Unrealized (gain) loss on investments	32,521	20,782
Realized (gain) loss on investments	77,696	(96,632)
Investment purchases	(882,697)	(1,854,840)
Investment proceeds	577,732	1,767,905
Depreciation expense	20,830	9,352
Accretion of asset retirement obligation	1,655	1,589
Common stock issued for services	27,300	43,950
Common stock repurchased and cancelled	(15,000)	-
Treasury stock purchased	(48,798)	(12,187)
Changes in operating assets and liabilities
(Increase) decrease in royalties receivable	248,560	(248,560)
(Increase) decrease in money market accounts	44,649	(94,960)
(Increase) in prepaid and other assets	(530)	(22,511)
(Increase) decrease in due to/from affiliate	(129)	51,919
(Increase) in interest receivable	(9,737)	(9,364)
(Increase) in net deferred tax assets and liabilities	(5,474)	(12,981)
Increase (decrease) in accounts payable	63,404	(39,878)
Increase (decrease) in accrued expenses	(18,720)	31,280
Increase (decrease) in income taxes payable	(142,990)	177,188
Net Cash Provided by Operating Activities	26,257	24,284

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from notes receivable	5,685	-
Proceeds from sales of assets	2,204	-
Purchases of fixed assets	-	(66,923)
Net Cash Provided (used) by Investing Activities	$7,889	$(66,923)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31, 2006
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	34,146	(42,639)

CASH AT BEGINNING OF PERIOD	369,321	411,960
CASH AT END OF PERIOD	$403,467	$369,321

CASH PAID FOR:

Interest	$6,308	$2,012
Income taxes	$187,192	$20,423

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$27,300	$43,950
Notes receivable issued in exchange for previous notes receivable and related interest	$11,314	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA International, Inc. (the Company), a Delaware corporation and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation.  The Company was incorporated on March 15, 1988, under the laws of the State of Delaware.  The Company was engaged in several natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return.  The Company exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado (See Note 2).  The Company is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

a.   Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a calendar year-end.

b. Basic and diluted Income Per Share

	For the Years Ended December 31,
	2006	2005
Net income (numerator)	$55,985	$312,232
Weighted average number of shares outstanding - basic (denominator)	12,808,694	11,725,097
Basic income per share	$0.00	$0.03

Weighted average number of shares outstanding - diluted (denominator)	14,808,694	13,225,097
Diluted income per share	$0.00	$0.02

c. Exploration Costs

Costs related to locating and evaluating mineral and ore deposits, as well as determining the economic mineability of such deposits are expensed as incurred.

d. Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143).  SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value at the time the obligations are incurred.  Upon initial recognition of a liability, the cost should also be capitalized as part of the carrying amount of the related long-lived asset.  See Note 4.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

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

The provision for income taxes for the years ended December 31, 2006 and 2005 consist of the following:

	2006	2005
Federal	$42,560	$160,305
State	7,113	24,324
Total provision for income taxes	$49,673	$184,629

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Accrued expenses	$18,030	$18,856
Depreciation	5,525	-

Deferred tax liabilities:
Depreciation	-	(775)
Valuation allowance	-	-
Net deferred tax asset	$23,555	$18,081

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Income Taxes (Continued)

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 33% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005
Pre-tax book income	$34,155	$193,480
State income taxes	(2,280)	(9,740)
Meals and entertainment	430	1,753
Unrealized loss	10,512	8,075
Stock for services	535	17,075
Related party accruals	2,030	2,440
Depreciation	1,583	(12,488)
Valuation allowance	-	-
Federal Income Tax	$46,965	$200,595

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

g. Principles of Consolidation

The consolidated financial statements include those of LKA International, Inc., a Delaware corporation and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated.

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

December 31, 2006

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Revenue Recognition Policy

Royalty revenue is recognized by the Company at the time the Licensee/Operator of the Company’s mineral properties has delivered ore and or concentrates to the buyer and receives notice of a final sale/settlement and is entitled to payment. Historically, such sales/settlements have been conducted through ASARCO and Barrick Gold Corp. (See Note 2).

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

k. Advertising

Advertising costs are expenses over the periods in which the advertising takes place.  Advertising expense totaled $0 and $0 for the year ended December 31, 2006 and 2005, respectively.

l. New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which permitted the recognition of compensation expense using the intrinsic value method. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), and will apply its provisions to all options and warrants granted after that date. Options outstanding prior to January 1, 2006, will continue to be accounted for under the provisions of APB No. 25. See Note 9.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. New Accounting Pronouncements (continued)

of this standard will have a material impact on its consolidated financial statements. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109”, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

l. Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2006, with no effect on previously reported net income or stockholder’s equity.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 2 - FIXED ASSETS

Fixed assets and depreciation for the period are as follows:

December 31, 2006
Fixed assets:

Land	$376,442
Mining claims	12,137
Automobile	66,923
Unamortized asset retirement obligation (Note 4)	56,922
Total fixed assets	$512,424

Depreciation expense for the years ended December 31, 2006 and 2005 was $20,830 and $9,352, respectively.

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The Company’s asset retirement obligations (AROs) consist of estimated costs related to the reclamation of the Golden Wonder and Ute Ule mines in correspondence with federal and state reclamation laws as defined by each applicable mine permit.  The obligation and corresponding asset have been recognized in the period in which the liability was incurred.

The Company calculates its estimated AROs for final reclamation and mine closure based upon anticipated amounts and timing of future cash expenditures for a third party to perform the required work.  Spending estimates have been escalated for inflation (estimated at 1.93% per annum), then discounted at the credit-adjusted risk-free rate (estimated at 4.09% per annum at September 18, 2003).  The Company recorded an ARO asset associated with the liability and amortizes the asset over its expected life using the strait-line depreciation method.  The ARO liability is being accreted to the projected spending date.  Changes in estimates could occur due to mine plan revisions,

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 3 - ASSET RETIREMENT OBLIGATIONS (Continued)

changes in estimated costs, and changes in the timing of the performance of reclamation activities. No such changes have been made through December 31, 2006.

During the fourth quarter of 2004, the Company revised its assessment of the anticipated productivity of the Ute Ule mine, and determined that the mine would not be subject to further development or mining activity. As a result, the entire ARO asset associated with the Ute Ule mine was written off.

Accretion expense for the years ended December 31, 2006 and 2005 was $1,655 and $1,589, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2006.  Accrued interest related to this note totaled $47,923 as of December 31, 2006.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2006.  Accrued interest related to this note totaled $6,706 as of December 31, 2006.

The Company pays a company owned by an officer and shareholder $1,300 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes the Company’s securities transactions and manages its investment portfolio.

From 2002 to 2006, the Company advanced $64,400 to various parties in the form of legal payments. These advances are secured by company stock owned by the president of the Company, due upon demand and non-interest bearing.

During the year ended December 31, 2005, the Company awarded $50,000 in bonuses to an officer and shareholder related to the successful acquisition of Caldera Partners Limited Partnership’s interest in the Golden Wonder and Ute Ule mines (see Note 2) and based upon the overall performance of the Company.  As of December 31, 2006, this amount has been paid in full.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

On December 31, 2003, the Company’s board of directors authorized the issuance of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered. The shares were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and have a three-year term from the date of grant. See Note 7.

NOTE 5 - NOTES RECEIVABLE

In October 2003, the Company loaned $99,997 to seven individuals. These notes accrued interest at 8.5% per annum and were due in full by December 15, 2004.

On December 15, 2004, all seven of the above notes receivable were exchanged for new notes totaling $110,164.  The new notes extend the term of the previous notes through December 15, 2005 and have face values equivalent to the full value of all prior notes plus all associated accrued interest collectively totaling $119,938 at December 31, 2005.

On March 1, 2006, all seven of the notes were again exchanged for new notes. The new notes extend the term of the previous notes through March 1, 2007, and have face values equivalent to the full value of all prior notes plus all associated accrued interest.  On May 16, 2006, one of the notes receivable was paid in full in the amount of $5,785, including accrued interest. The total remaining principal amount of these notes receivable plus related accrued interest totaled $123,990 at December 31, 2006. All of the replacement notes are secured by common stock owned by the president of the Company, accrue interest at 8.5% per annum, and were due in full on March 1, 2007. The Company has verbally agreed to extend the due date of these notes for an additional time period.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

Notification of Possible Environmental Remediation

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis (“EE/CA”) report on the Ute-Ule and the neighboring public lands.  The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000.  The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans.  Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of December 31, 2006, the Company and the

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 6 -  COMMITMENTS AND CONTINGENCIES (Continued)

Notification of Possible Environmental Remediation (continued)

BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA.  No determination of an overall site clean-up plan has yet been made by the BLM.

Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the BLM and EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the owner.  The BLM has taken the position that the Company will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and the Company’s share of the total cost, still to be determined.  The BLM has indicated its willingness to negotiate a settlement of the matter and the Company intends to vigorously defend itself.  However, the Company is in the early stages of this process and cannot accurately predict a range of what the ultimate liability, if any, will be.

AU Mining

On October 6, 2006, the Company received a letter from counsel for Au Mining (AUM), lessee and operator of the Golden Wonder Mine, and its principals, demanding immediate payment of $740,000, with interest alleged to be due to them under the lease agreement with AUM.

The lease agreement with AUM provides for the payment of $5,000 each to AUM’s principals every month for work on the anticipated lower level development of the Golden Wonder mine until the commencement of commercial mining thereon.

On or about October 27, 2006, the Company filed a Complaint for Declaratory Judgment against AUM. It seeks a declaratory judgment that the Company has no obligation to make payments under the lease agreement because the new development contemplated thereby has not commenced.  The complaint also seeks an order requiring AUM to pay the Company's attorneys fees and costs incurred in connection with the action.

AUM subsequently counterclaimed against the Company, seeking rescission of the lease agreement or, in the alternative, damages from the Company for breach of the lease agreement.  The counterclaim sought damages for the Company’s alleged failure to make the $5,000 per month payments and for alleged breach of the duty of good faith and fair dealing in failing to finance the development of new levels of the Golden Wonder mine. The amount of damages sought for the latter alleged breach was not specified.  Discovery is ongoing. A trial of the declaratory judgment claims is set for May 14, 2007.  No trial date has been set with respect to the claims for damages.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 7 -  STOCK-BASED COMPENSATION

Previous Non-Disclosure of Options Granted

In April 2007, the Company’s Board of Directors concluded that the Company’s financial statements for the calendar years ended December 31, 2004, and December 31, 2005, did not properly disclose:  (i) the granting to the Company’s President, Kye A. Abraham, on December 31, 2004, of an option to purchase up to one million shares of the Company’s common stock at a price of $0.25 per share, exercisable for three years (the “2004 Options”); or (ii) the granting to Mr. Abraham on December 31, 2005, of an option to purchase up to one million shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years (the “2005 Options”).

At its annual meeting held on December 31, 2003, the Company’s Board of Directors authorized the grant of the 2004 Options in 2004 and the grant of the 2005 Options in 2005, but due solely to administrative oversight, neither the grant of the 2004 Options nor the grant of the 2005 Options were ever formally documented in the years that they were intended to be granted.  As a result, neither the Company’s audited financial statements for the calendar years ended December 31, 2004, and December 31, 2005, nor its Annual Reports on Form 10-KSB for those calendar years indicated that either the 2004 Options or the 2005 Options had been granted.  The Company will amend the disclosure in these Annual Reports accordingly.

Options Outstanding

As noted above, the Company’s board of directors authorized the issuance of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered on December 31, 2003. The shares were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and have a three-year term from the date of grant.

Treatment and Pro Forma Results

On January 1, 2006, the Company adopted SFAS No. 123(R), requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes SFAS No. 123 and APB No. 25. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123, which did not require compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% (or greater) of the common sto ck fair market value on the date of the grant.  Awards granted after January 1, 2006, will be valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award.  Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148, “ Accounting for Stock-Based Compensation-Transition and Disclosure .”  There were no unvested amounts associated with previously issued (employee) options as of January 1, 2006. As such,

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 7 -  STOCK-BASED COMPENSATION (Continued)

the adoption of this new accounting guidance did not have an impact to the Company’s current or previously reported financial information.

As of January 1, 2006, and throughout the year ended December 31, 2006, the Company had two (employee) option awards outstanding, representing a total of 2,000,000 options to purchase shares of the Company’s common stock. The Company estimated the fair values of these stock option awards granted on December 31, 2004, and December 31, 2005,  using a Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 110% and 138%, risk-free interest rates ranging from 3.2% to 4.4%, weighted average expected option lives of 3 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

If the fair value provision of SFAS No. 123R would have been applied to all stock-based compensation for periods prior to January 1, 2006, net income and earnings per share would have been changed to the pro forma amounts shown in the following table for the years indicated as follows:

                                                                                                For the Years Ended

                                                                                                      December 31,

	2006	2005
Previously reported net income	$62,561	$313,232
Pro forma net income	$62,561	$130,722
Weighted average shares - basic	12,768,132	11,725,097
Earnings per share - basic	$0.00	$0.03
Weighted average shares - diluted	14,768,132	13,225,097
Earnings per share - diluted	$0.00	$0.01

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 7 -  STOCK-BASED COMPENSATION (Continued)

Treatment and Pro Forma Results (continued)

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2006 and 2005:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2004	1,000,000	$0.25

Granted	1,000,000	0.55
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2005	2,000,000	0.39

Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2006	2,000,000	$0.39

NOTE 8 - SUBSEQUENT EVENTS

On February 22, 2007, the Company issued 100,000 shares of common stock, at $0.80 per share, to consultants for services rendered during 2007.

On February 22, 2007, the Company issued 200,000 warrants to consultants for the purchase of equivalent shares of the Company’s common stock at $0.80 per share. The exercise of these warrants is contingent upon the completion of certain activities related to exploration and remediation milestones related to the Company’s Golden Wonder and Ute Ulay mines in Hinsdale County, Colorado. The warrants will expire five years from the date of their issuance.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8A(T). Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation we concluded that information required to be disclosed is not appropriately recorded, processed, summarized, communicated and reported to allow for required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives; however, we have concluded that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.

In connection with the preparation of our financial statements for the year ended December 31, 2006, we identified a deficiency that existed in the design or operation of our internal control over financial reporting that we consider to be a “material weakness.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement on the annual or interim financial statements will not be prevented or detected.”

The material weakness identified relates to our recording, review and control of material information required to be included in our periodic Securities and Exchange Commission reports and our communication of such material information to our attorneys and accountants such that it can be properly disclosed in our periodic reports.  During the first calendar quarter of  our 2007 fiscal year, we took the following step to remediate this weakness:

• communication with corporate counsel prior to the adoption of any corporate resolution providing for the issuance of shares of our common stock, the granting of options and other material events that require disclosure in our periodic Securities and Exchange Commission reports, and quarterly conferences with our counsel to ensure that all corporate actions undertaken during the prior quarter have been properly documented.

The Company will continue to monitor, assess and work to improve the effectiveness of its internal control procedures related to internal controls and financial reporting in order to comply with Section 404 of the Sarbanes Oxley Act of 2002.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period covered by this Annual Report.

Item 8B. Other Information.

On December 31, 2003, the Company's Board of Directors held an annual meeting at which, among other things, it resolved to grant to the Company's President, Kye A. Abraham: (i) in 2004, an option to purchase up to one million shares of the Company's common stock, exercisable at a price of $0.25 per share, exercisable for a period of three years from the date of grant (the "2004 Option"); and (ii) in 2005, an option to purchase up to one million shares of the Company's common stock, exercisable at a price of $0.55 per share, exercisable for a period of three years from the date of grant (the "2005 Option").  The authorization to grant the 2004 Option and the 2005 Option was fully  and contemporaneously documented in the minutes of the annual meeting.

It was the intention of the Company’s Board of Directors to formally grant the 2004 Option on or before December 31, 2004, rather than December 31, 2003, because: (i) it would simplify the preparation of the Company's financial statements for the calendar year ended December 31, 2003; and (ii) it was the parties' intent that the services to be performed by Mr. Abraham in consideration for the grant of the 2004 Option would have been fully performed by that date.  It was also the intention of the Board of Directors to formally grant the 2005 Option on or before December 31, 2005, rather than December 31, 2003, because: (i) it would simplify the preparation of the Company's financial statements for the calendar year ended December 31, 2003; and (ii) it was the parties' intent that the services to be performed by Mr. Abraham in consideration for the grant of the 2005 Option would have been fully performed by that date.

Due solely to administrative oversight on the part of the Company, the grants of the 2004 Option and the 2005 Option were never formally documented in the years that they were supposed to be granted, and the Company's audited financial statements for the calendar years ended December 31, 2004, and December 31, 2005, did not make any reference to the 2004 Options or the 2005 Options.  In addition, the Company's Annual Reports on Form 10-KSB for the calendar years ended December 31, 2004, and December 31, 2005, erroneously stated that the Company had not granted any options but that it anticipated that it would grant to Mr. Abraham options to purchase one million shares of its common stock for a price of $0.25, exercisable for three years.

During the first quarter of 2007, management became aware of these oversights and, in an effort to correct them as expeditiously as possible, the Company’s Board of Directors on April 11, 2007, resolved to authorize, approve and ratify the grant the 2004 Option and the 2005 Option to Mr. Abraham, effective as of December 31, 2004, and December 31, 2005, respectively.  The Company also filed with the Securities and Exchange Commission a Current Report on Form 8-K regarding non-reliance on its audited financial statements for the calendar years ended December 31, 2004, and December 31, 2005.

The Company is in the process of restating its audited financial statements for the years December 31, 2004, and December 31, 2005, to the extent necessary to properly account for the granting of the 2004 Option and the 2005 Option, and will file with the Securities and Exchange Commission amendments to its Annual Reports on Forms 10-KSB for the calendar years ended December 31, 2004, and 2005 to properly disclose the 2004 Option and the 2005 Option.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kye A. Abraham	President Chairman of the Board Director	03/88 03/88 03/88	* * *
Nanette Abraham	Secretary	1990	*
	Director Treasurer	1990 12/02	* *

• These persons presently serve in the capacities indicated.

Business Experience

Kye Abraham, President, Chairman of the Board Mr. Abraham is 48 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered NASD broker/dealer. Mr. Abraham is also the Managing Partner of Caldera.

Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 49, and, until recently was  employed as a Research Associate by the Russell Investment GroupCompany, a worldwide financial consulting company, since 1991. . She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

Significant Employees

LKA has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships

Our President, Kye Abraham, is the husband of Nanette Abraham, who is our Secretary/Treasurer.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

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

On November 28, 2005 Mr. Abraham gifted 10,000 shares to a personal friend.

On April 17, 2006, Mr. and Ms. Abraham jointly filed a Form 4 with respect to the sale of 5,000 shares of common stock on February 2, 2006.

On September 26, 2006, Kye Abraham filed a Form 4 with respect to the sale of 2,651 shares of common stock on August 25, 2006 and 157,500 (gifts to family members) shares of common stock on August 30, 2006.

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part III, Item 13 of this Report.

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/06 12/31/05 12/31/04	$127,500 $120,000 $64,920	0 $25,000 $(1)	0 0 0	0 0	0 0 0	0 0 0	0 0 0	$127,500 $145,000 $64,920
Nannette Abraham Sec./Treas Director	12/31/06 12/31/05 12/31/04	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) On August 11, 2004, our Board of Directors resolved to issue to Mr. Abraham 1,000,000 "unregistered" and "restricted" shares of our common stock, valued at $120,000, as a bonus.

Beginning in October, 2006, Kye Abraham began receiving a salary of $12,500 per month for his services to LKA. Prior to that, his salary was $10,000 per month. We do not have any employment agreements with Mr. Abraham or with any other party.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

________________________________________________________________________

                Option Awards                      Stock Awards

________________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kye Abraham	2,000,000	0	0	(1)	(1)	0	0	0	0
Nanette Abraham	0	0	0	0	0	0	0	0	0

(1)  Effective as of December 31, 2004, and December 31, 2005, respectively, the Company granted to Mr. Abraham options to purchase: (i) up to 1,000,000 “unregistered” and “restricted” shares of common stock at a price of $0.25 per share; and (ii) up to 1,000,000 “unregistered” and “restricted” shares of common stock at a price of $0.55 per share.  All of these options are exercisable for a period of three years.

Compensation of Directors

DIRECTOR COMPENSATION

        _____________________________________________________________________

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Kye Abraham	0	0	0	0	0	0	0
Nanette Abraham	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock prior to re-capitalization and the share holdings of those persons who are principal shareholders of the Company’s common stock after re-capitalization.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	7,733,577(1)	60.2%

(1) Consists of 1,299,535 shares that are held directly by Mr. And Ms. Abraham and 6,434,042 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of April 18, 2007:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	7,733,577(1)	60.2%
Common Stock	Nanette Abraham	(2)

(1) Consists of 1,299,535 shares that are held directly by Mr. and Ms. Abraham and 6,434,042 shares that are owned by Caldera Partners Limited Partnership, of which Mr. Abraham is the Managing Director.

(2) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 7,733,577 shares that Mr. Abraham beneficially owns.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of LKA's securities which may result in a change in its control.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2006.  Accrued interest related to this note totaled $47,923 as of December 31, 2006.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2006.  Accrued interest related to this note totaled $6,706 as of December 31, 2006.

The Company pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes the Company’s securities transactions and manages its investment portfolio.

From 2002 to 2006, the Company advanced $64,400 to various parties in the form of legal payments. These advances are secured by company stock owned by the president of the Company, due upon demand and non-interest bearing.

During the year ended December 31, 2005, the Company awarded $50,000 in bonuses to an officer and shareholder related to the successful acquisition of Caldera Partners Limited Partnership’s interest in the Golden Wonder and Ute Ule mines (see Note 2) and based upon the overall performance of the Company.  As of December 31, 2006, this amount has been paid in full.

During March 2006, the Company sold a sapphire gem to an officer and shareholder in exchange for $2,204 in cash. The gem has been in the possession of the company for over fifteen years and had previously been written-off for financial reporting purposes.  As such, the entire cash receipt was recorded as a current period gain on sale.

On December 31, 2004, the Company granted 1,000,000 options to purchase shares of the Company’s common stock to an officer and shareholder in exchange for services previously rendered. The options, which were previously authorized by the Company’s board of directors of December 31, 2003, have an exercise price of $0.25 per share and will expire on December 31, 2007.  See Part II, Item 10 of this Report.

On December 31, 2005, the Company granted 1,000,000 options to purchase shares of the Company’s common stock to an officer and shareholder in exchange for services previously rendered. The options, which were previously authorized by the Company’s board of directors of December 31, 2003, have an exercise price of $0.55 per share and will expire on December 31, 2008. See Part II, Item 10 of this Report.

Parents of the Issuer

LKA has no parents, except to the extent that Mr. Abraham may be deemed to be its parent by virtue of his beneficial ownership of approximately 58.5% of its issued and outstanding shares.

Transactions with Promoters and control persons

Except as indicated under the heading "Transactions with Related Persons," during the calendar years ended December 31, 2006 and 2005, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits

Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation - Attached to our 10KSB Annual Report for the year ended December 31, 2001*
3.2	By-laws - Attached to our 10KSB Annual Report for the year ended December 31, 2001*
14	Code of Conduct**
31.1	302 Certification of Kye Abraham
31.2	302 Certification of Nanette Abraham
32	906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

* Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed with the Securities and Exchange Commission on February 11, 2003.

** Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2004.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$21,000	$12,743
Audit-related Fees	$0	$0
Tax Fees	$5,230	$3,527
All Other Fees	$0	$0
Total Fees	$26,230	$16,270

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LKA INTERNATIONAL, INC.

Date:	May 1, 2007	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

LKA INTERNATIONAL, INC.

Date:	May 1, 2007	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 1, 2007	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director