Form 10QSB
period 2007-03-31
LKA INTERNATIONAL INC /DE/
filed 2007-05-21
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-17106

LKA INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	91-1428250
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3724 47th Street Ct. N.W.

Gig Harbor, Washington 98335

(Address of Principal Executive Offices)

(253) 851-7486

(Issuer’s Telephone Number)

N/A

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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   No.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 15, 2007 - 12,840,317 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

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

LKA INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and December 31, 2006

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	March 31, 2007 (unaudited)	December 31, 2006
CURRENT ASSETS

Cash	$202,043	$403,467
Money market funds	86,653	113,619
Prepaid expenses	15,970	23,041
Due from affiliates	64,400	64,400
Notes receivable	115,793	115,793
Accrued interest receivable	10,597	8,197
Deferred tax asset	18,030	18,030
Investments in trading securities	1,203,489	1,182,594
Total Current Assets	1,716,975	1,929,141

FIXED ASSETS

Land, equipment and mining claims	512,424	512,424
Accumulated depreciation	(64,978)	(59,770)
Total Fixed Assets, Net of Accumulated Depreciation	447,446	452,654

OTHER NON-CURRENT ASSETS

Reclamation Bonds	63,835	63,835
Deferred tax asset	5,525	5,525
Total Other Non-Current Assets	69,360	69,360
TOTAL ASSETS	$2,233,781	2,451,155

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2007 (unaudited)	December 31, 2006
CURRENT LIABILITIES

Accounts payable	$58,043	$73,114
Note payable	10,000	10,000
Notes payable - related party	62,803	62,803
Accrued interest payable - related party	56,199	54,628
Income taxes payable	57,605	57,605
Total Current Liabilities	244,650	258,150

NON-CURRENT LIABILITIES
Asset retirement obligation	62,123	61,693
Total Non-Current Liabilities	62,123	61,693
Total Liabilities	306,773	319,843

Commitments and Contingencies (note 4)

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 12,840,498 and 12,740,498 shares issued and outstanding, respectively	12,841	12,741
Additional paid-in capital	6,779,020	6,699,120
Treasury stock; 71,887 and 63,927shares at cost, respectively	(70,678)	(60,986)
Accumulated deficit	(4,794,175)	(4,519,563)
Total Stockholders' Equity	1,927,008	2,131,312
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,233,781	$2,451,155

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
REVENUES
Royalty revenue	$-	$234,058
Total Revenues	-	234,058

OPERATING EXPENSES
General and administrative	188,927	43,295
Exploration, development and related costs	58,457	7,963
Officer salaries and bonus	37,500	30,000
Total Operating Expenses	284,884	81,258
OPERATING INCOME (LOSS)	(284,884)	152,800

OTHER INCOME
Interest expense	(1,870)	(1,870)
Interest income	4,871	5,324
Gain on sale of assets	-	2,204
Realized gain on securities	10,963	24,439
Unrealized gain (loss) on securities	(21,722)	46,009
Other investment income	18,030	14,765
Total Other Income	10,272	90,871

NET INCOME (LOSS) BEFORE TAXES	(274,612)	243,671
INCOME TAX EXPENSE	-	67,791
NET INCOME (LOSS)	$(274,612)	$175,880
BASIC NET INCOME (LOSS) PER SHARE	$(0.02)	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,781,609	12,837,487
DILUTED NET INCOME (LOSS) PER SHARE	$(0.02)	$0.01
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,781,609	14,837,487

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2005	12,860,498	$12,861	(22,387)	$(12,187)	$6,686,700	$(4,575,548)

Issuance of common stock for services at $0.91 per share	30,000	30			27,270	-

Repurchase and cancellation of common stock	(150,000)	(150)	-	-	(14,850)	-

Repurchase of common stock	-	-	(41,540)	(48,799)	-	-

Net income for the year ended December 31, 2006	-	-	-	-	-	55,985
Balance, December 31, 2006	12,740,498	12,741	(63,927)	(60,986)	6,699,120	(4,519,563)

Issuance of common stock for services at $.80 per share (unaudited)	100,000	100	-	-	79,900	-

Repurchase of common stock (unaudited)	-	-	(7,960)	(9,692)	-	-

Net loss for the three months ended March 31, 2007 (unaudited)	-	-	-	-	-	(274,612)
Balance, March 31, 2007 (unaudited)	12,840,498	$12,841	(71,887)	$(70,678)	$6,779,020	$(4,794,175)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

                                                                                    (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(274,612)	$175,880
Items to reconcile net income to net cash provided by operating activities:
Accretion of environmental remediation costs	430	414
Depreciation and amortization	5,208	5,207
Unrealized (gain) loss on investments	21,722	(46,009)
Realized (gain) on investments	(10,963)	(24,439)
Investment purchases	(246,092)	(220,023)
Investment proceeds	214,438	347,299
Treasury stock repurchased	(9,692)	(5,882)
Common stock issued for services	80,000	-
Changes in operating assets and liabilities
Decrease in accounts receivable	-	18,887
(Increase) in interest receivable	(2,400)	(2,389)
Increase (decrease) in prepaid and other assets	7,070	6,753
Increase (decrease) in accounts payable	(15,070)	1,552
(Increase) decrease in money market funds	26,966	(137,496)
Increase (decrease) in accrued expenses	1,571	(23,430)
Increase in income taxes payable	-	74,310
Changes in deferred tax assets and liabilities	-	(6,519)
Net Cash Provided by Operating Activities	(201,424)	164,115

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	(201,424)	164,115

CASH AT BEGINNING OF PERIOD	403,467	369,321
CASH AT END OF PERIOD	$202,043	$533,436

CASH PAID FOR:

Interest	$300	$300
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2007.  Accrued interest related to this note totaled $49,343 and $47,923 as of March 31, 2007, and December 31, 2006, respectively.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2007.  Accrued interest related to this note totaled $6,855 and $6,706 as of March 31, 2007, and December 31, 2006, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 2 -

RELATED PARTY TRANSACTIONS (Continued)

Due From Affiliates

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

NOTE 3 -

NOTES RECEIVABLE

In October 2003, the Company loaned $99,997 to seven individuals. These notes accrued interest at 8.5% per annum and were due in full by December 15, 2004.

On December 15, 2004, all seven of the above notes receivable were exchanged for new notes totaling $110,164.  The new notes extended the term of the previous notes through December 15, 2005 and had face values equivalent to the full value of all prior notes plus all associated accrued interest collectively totaling $119,938 at December 31, 2005.

On March 1, 2006, all seven of the notes were again exchanged for new notes. The new notes extended the term of the previous notes through March 1, 2007, and had face values equivalent to the full value of all prior notes plus all associated accrued interest.  On May 16, 2006, one of the notes receivable was paid in full in the amount of $5,785, including accrued interest. The total remaining principal amount of these notes receivable plus related accrued interest totaled $126,390 and $123,990 at March 31, 2007, and December 31, 2006, respectively. All of the replacement notes are secured by common stock owned by the president of the Company, accrue interest at 8.5% per annum, and were due in full on March 1, 2007. The Company has verbally agreed to extend the due date of these notes for an additional time period.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 4 -

COMMITMENTS AND CONTINGENCIES

Notification of Possible Environmental Remediation

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis (“EE/CA”) report on the Ute-Ule and the neighboring public lands.  The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000.  The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans.  Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of March 31, 2007, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA.  No determination of an overall site clean-up plan has yet been made by the BLM.

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

Other Commitments and Contingencies

On October 6, 2006, the Company received a letter from counsel for Au Mining (AUM), lease and operator of the Golden Wonder Mine, and its principals, demanding immediate payment of $740,000, with interest alleged to be due to them under the lease agreement with AUM.

The lease agreement with AUM provides for the payment of $5,000 each to AUM’s principals every month for work on the anticipated lower level development of the Golden Wonder mine until the commencement of commercial mining thereon.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 4 -

COMMITMENTS AND CONTINGENCIES (Continued)

Other Commitments and Contingencies (continued)

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

AUM subsequently counterclaimed against the Company, seeking rescission of the lease agreement or, in the alternative, damages from the Company for breach of the lease agreement.  The counterclaim sought damages for the Company’s alleged failure to make the $5,000 per month payments and for alleged breach of the duty of good faith and fair dealing in failing to finance the development of new levels of the Golden Wonder mine. The amount of damages sought for the latter alleged breach was not specified.  Discovery is ongoing. A trial of the declaratory judgment claims was originally set for May 14, 2007, but due to a recent conflict in the Court’s schedule has been reset for August 29, 2007.  No trial date has been set with respect to the claims for damages.

NOTE 5 -  STOCK-BASED COMPENSATION

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

Options Outstanding

As noted above, the Company’s board of directors authorized the issuance of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered on December 31, 2003. The options were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and have a three-year term from the date of grant.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 4 -

COMMITMENTS AND CONTINGENCIES (Continued)

Treatment and Pro Forma Results

On January 1, 2006, the Company adopted SFAS No. 123(R), requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes SFAS No. 123 and APB No. 25. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123, which did not require compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% (or greater) of the common stock fair market value on the date of the grant.  Awards granted after January 1, 2006, will be valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award.  Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148, “ Accounting for Stock-Based Compensation-Transition and Disclosure .”  There were no unvested amounts associated with previously issued (employee) options as of January 1, 2006. As such, the adoption of this new accounting guidance did not have an impact to the Company’s current or previously reported financial information.

As of January 1, 2006, and throughout the year ended December 31, 2006 and the three months ended March 31, 2007, the Company had two (employee) option awards outstanding, representing a total of 2,000,000 options to purchase shares of the Company’s common stock. The Company estimated the fair values of these stock option awards granted on December 31, 2004, and December 31, 2005,  using a Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 110% and 138%, risk-free interest rates ranging from 3.2% to 4.4%, weighted average expected option lives of 3 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

The following table summarizes the options outstanding and associated activity for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2005	2,000,000	$0.39

Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2006	2,000,000	0.39

Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at March 31, 2007	2,000,000	$0.39

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 6 -

SIGNIFICANT EVENTS

On February 22, 2007, the Company issued 100,000 shares of common stock, at $0.80 per share, to consultants for services rendered during the first quarter of 2007.

On February 22, 2007, the Company authorized the issuance of 200,000 warrants to consultants for the purchase of equivalent shares of the Company’s common stock at $0.80 per share. The grant of these warrants is contingent upon the completion of certain activities related to exploration and remediation milestones related to the Company’s Golden Wonder and Ute Ulay mines in Hinsdale County, Colorado. As of March 31, 2007, these contingencies have not been met, and, therefore, the warrants have not been granted. The warrants will expire five years from the date of their issuance.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

For The Three Months Ended March 31, 2007 Compared to The Three Months Ended March 31, 2006.

During the quarterly period ended March 31, 2007, we received no royalty revenues, as compared to royalty revenue of $234,058 in the quarter ended March 31, 2006.  Due to our dispute with Au Mining, royalty revenues ceased in late 2006, and we do not expect to receive any future revenues until our legal proceedings with Au Mining have been resolved and operations resume on our properties.  See the caption “Legal Proceedings,” Part II, Item 1 of this Report.

Operating expenses increased from $81,258 in the quarterly period ended March 31, 2006, to $284,884 in the quarterly period ended March 31, 2007. This 351% increase was primarily due to a $145,632 increase in general and administrative costs (which included legal and related expenses associated with the Au Mining litigation)  to $188,927 in the first quarter of 2007, from $43,295 in the comparable quarter of 2006.  Exploration, development and related costs increased to $58,457 in the quarter ended March 31, 2007, from $7,963 in the year-ago quarter.  Officer salaries and bonus also increased to $37,500 in the first quarter of 2007, from $30,000 in 2006. With a combination of decreased revenues and increased operating expenses, we realized an operating loss of $284,884 during the quarter ended March 31, 2007, as compared to operating income of $152,800 in the comparable period in 2006.

Interest income decreased slightly, to $4,871 in the first quarter of 2007, from $5,324 in the first quarter of 2006. Interest expense totaled $1,870 in both periods.  We had a gain on sale of assets in 2006 of $2,204, with no comparable gain in 2007.  We realized a $10,963 gain on securities in the first quarter of 2007, as compared to a gain of $24,439 in the 2006 period.  Unrealized gain (loss) on securities were $(21,722) and $46,009, respectively, in these periods. We received $18,030 in other investment income in 2007, versus $14,765 in 2006.

After taking into account income tax expense of $0 and $67,791, respectively, in 2007 and 2006, net income (loss) totaled $(274,612), or $(0.02) per share, and $175,880,  or $0.01 per share, respectively, during these periods.

Liquidity and Capital Resources

Current assets at March 31, 2007, included $202,043 in cash and $86,653 in money market funds, as compared to $403,467 and $113,619 at December 31, 2006.

During the quarter ended March 31, 2007, our operating activities used net cash of $201,424.  In the comparable period in 2006, operating activities provided net cash of $164,115.  Again, this difference is due to Au Mining’s cessation of operations on our properties in late 2006.

At March 31, 2007, the Company had working capital of $1,472,325, as compared to working capital of $1,670,991 at December 31, 2006.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended March 31, 2007.

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

Item 3(a)T. Controls and Procedures.

Management’s annual report on internal control over financial reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that information required to be disclosed is not appropriately recorded, processed, summarized, communicated and reported to allow for required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives; however, we have concluded that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.

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

Changes in internal control over financial reporting

We had no changes in internal control over financial reporting during the quarter ended March 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Au Mining subsequently counterclaimed against the Company, seeking rescission of  the Lease Agreement or, in the alternative, damages from the Company for breach of the Lease Agreement.  The counterclaim sought damages for the Company’s alleged failure to make the $5,000 per month payments each to Barker and Orvis and for alleged breach of the duty of good faith and fair dealing in failing to finance the development of new levels of the Golden Wonder mine.  The amount of damages sought for the latter alleged breach was not specified and has not yet been specified.  Discovery is ongoing.  A trial of the declaratory judgment claims is set for August, 2007.  These claims include LKA’s declaratory judgment claim with respect to the rights of Barker and Orvis to the monthly payments and LKA’s declaratory judgment claim on the right of Au Mining to rescind the Lease Agreement.  No trial date has been set with respect to the claims for damages.

2.  Ute-Ule - BLM remediation matter.  As of the date of this Report, management has had several meetings with the BLM and the Solicitor General's office in an effort to negotiate a settlement of this matter.  The most recent such meeting was held in March, 2007.  The Company and the BLM remain in the process of discussing and deliberating the purported environmental impacts as discussed in the engineering evaluation and cost analysis report commissioned by the BLM.  No determination of an overall site clean-up plan has yet been made by the BLM.  The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined.  The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself.  We are currently in the negotiating stages of this process and we can not accurately predict what our ultimate liability, if any, will be. If we are unsuccessful in reaching a cost effective arrangement with the BLM and are held responsible for the entire amounts associated with the cleanup the financial consequences could render the Company insolvent.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.  To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to LKA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2007, we issued the following unregistered securities:

On February 22, 2007, we issued 100,000 “unregistered” and “restricted” shares of our common stock to Charles H. Brown for consulting and business relations services.

Also on February 22, 2007, we granted to Steve Glass warrants to purchase a total of 200,000 shares of our common stock at a price of $0.80 per share, exercisable for a period of five years.  The warrants for 100,000 of these shares will vest upon the issuance by the State of Colorado of a permit to commence exploration operations on the Company’s claims at Slumgullion Pass near Lake City, Colorado.  The warrants for the remaining 100,000 such shares will vest upon the successful conclusion of LKA’s environmental cleanup matter with the Bureau of Land Management.  See the caption “Legal Proceedings,” Part II, Item 1 of this Report.

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

Use of Proceeds of Registered Securities

We did not sell any registered securities during the quarter ended March 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 January 1, 2007 through January 31, 2007	3,900	$1.20	-0- *	*
Month #2 February 1, 2007 through February 28, 2007	2,760	$1.14	-0-*	*
Month #3 March 1, 2007 through March 31, 2007	1,300	$1.42	-0-*	*
Total	7,960

     (1)  These shares were purchased other than through a publicly announced plan or program.  They were purchased in open-market transactions.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

On May 16, 2007, which is subsequent to the period covered by this Report, the Company learned of a lawsuit filed by Barrick GoldStrike Mines, Inc. (“Barrick”) against Au Mining and its officers, alleging that Au Mining “salted” Golden Wonder mine assay samples to indicate considerably higher gold content than was actually contained in the ore that it delivered to Au Mining in May/June, 2006.  Based on Barrick’s sampling protocol and the fact that the grade of ore in the contested shipment, while high, was not inconsistent with ore grades produced from the Golden Wonder and shipped to various processors over a period of nine years, LKA believes that it is hightly unlikely that Au Mining could have carried out such a scheme.  However, if Barrick is able to substantiate its allegations, it could call into question the grade of the gold in the Golden Wonder mine.  On May 18, 2007, we filed a Current Report on Form 8-K with respect to this matter.

(b)

During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

Exhibit Number	Description

31.1	302 Certification of Kye Abraham
31.2	302 Certification of Nanette Abraham
32	906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LKA INTERNATIONAL, INC.

Date:	May 18, 2007	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 18, 2007	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director