Form 10KSB/A
period 2004-12-31
LKA INTERNATIONAL INC /DE/
filed 2007-06-01
CIK 831355

                 U. S. Securities and Exchange Commission

                         Washington, D. C.  20549

                              FORM 10-KSB-A1

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


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


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

     The public may read and copy any materials that we file with the

Commission at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, DC  20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-

SEC-0330 or 1-202-942-8090.  The Commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.  The address of that site is http://www.sec.gov.

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

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-

Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

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

1984, LKA Utah conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO.  The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce.  The majority of this production was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton.  Commercial quantities of gold were also taken from the mine's fifth level.  Beginning in

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

Effective as of December 31, 2004, we granted to Mr. Abraham options to purchase up to one million “unregistered” and “restricted” shares of our common stock at a price of $0.25 per share, exercisable for three years.

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

LKA International, Inc.

Gig Harbor, Washington

We have audited the accompanying consolidated balance sheet of LKA International, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity , and cash flows for the years ended December 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As  discussed in Note 9, the  consolidated  financial  statements  for the year ended December 31, 2004 have been restated to properly reflect the granting of options.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 8, 2005, except for Notes 1, 4, 8 and 9 for which the date is May 23, 2007

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet

ASSETS

December 31, 2004
CURRENT ASSETS

Cash	$411,960
Due from affiliates (Note 4)	64,134
Notes receivable (Note 5)	110,164
Accrued interest receivable (Note 5)	410
Margin trading account	63,308
Investment in trading securities	829,498
Total Current Assets	1,479,474

FIXED ASSETS

Land and mining claims (Notes 2 and 3)	272,714
Accumulated depreciation (Note 3)	(29,587)
Total Fixed Assets, Net of Accumulated Depreciation	243,127

OTHER NON-CURRENT ASSETS

Reclamation Bonds (Note 2)	63,835
Deferred tax asset (Note 1)	5,100
Total Other Non-Current Assets	68,935
TOTAL ASSETS	$1,791,536

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

December 31, 2004
CURRENT LIABILITIES

Accounts payable	$51,821
Note payable	10,000
Notes payable - related party (Note 4)	62,803
Accrued interest payable - related party (Note 4)	42,068
Due to related party (Note 2)	907,531
Income taxes payable (Note 1)	23,407
Total Current Liabilities	1,097,630

NON-CURRENT LIABILITIES
Asset retirement obligation (Note 3)	58,449
Total Non-Current Liabilities	58,449
Total Liabilities	1,156,079

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 6,281,456 shares issued and outstanding	6,281
Additional paid-in capital	5,516,956
Accumulated deficit	(4,887,780)
Total Stockholders' Equity	635,457
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,791,536

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2004	2003
REVENUES	(Restated)
Operating lease revenue	$108,200	$54,100
Royalty revenue	157,557	$239,170
Total Revenues	265,757	293,270

OPERATING EXPENSES
General and administrative	167,453	83,795
Technical consultants	44,774	3,332
Officer salary	64,920	68,000
Officer bonus	120,000	-
Total Operating Expenses	397,147	155,127
OPERATING INCOME (LOSS)	(131,390)	138,143

OTHER INCOME (EXPENSE)
Interest expense	(7,796)	(8,524)
Interest income	9,273	27,643
Unrealized gains on securities	89,837	100,537
Realized gain on securities	45,604	17,695
Dividend and other investment income	37,560	9,991
Loss on lease restructuring	-	(71,061)
Gain on sale of asset	-	209,044
Total Other Income	174,478	285,325

INCOME PRIOR TO INCOME TAX EXPENSE	43,088	423,468
INCOME TAX EXPENSE (NOTE 1)	18,307	-
NET INCOME	$24,781	$423,468
BASIC NET INCOME PER SHARE	$0.00	$0.07
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	5,673,237	6,250,993
DILUTED NET INCOME PER SHARE	$0.00	$0.07
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	5,673,237	6,250,993

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2002	7,169,136	$7,169	$5,423,994	$(5,336,027)

Repurchase and cancellation of common stock	(1,887,680)	(1,888)	(26,038)	-

Net income for the year ended December 31, 2003	-	-	-	423,466
Balance, December 31, 2003	5,281,456	5,281	5,397,956	(4,912,561)

Issuance of 1,000,000 shares of common stock as officer compensation	1,000,000	1,000	119,000	-

Net income for the year ended December 31, 2004	-	-	-	24,781
Balance, December 31, 2004	6,281,456	6,281	5,516,956	(4,887,780)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,781	$423,468
Items to reconcile net income to net cash provided by operating activities:
Unrealized (gain) loss on investments	(89,837)	(100,537)
Realized (gain) on investments	(45,604)	(17,695)
Investment purchases	(1,117,769)	(373,254)
Investment proceeds	825,807	119,391
Depreciation and impairments	29,587	-
Accretion of asset retirement obligation	1,527	-
Common stock issued as officer compensation	120,000	-
Changes in operating assets and liabilities:
(Increase) in margin account	(32,430)	(37,167)
Decrease in prepaid and other assets	9,400	13,963
(Increase) decrease in due to/from affiliate	95,421	(41,633)
(Increase) decrease in interest receivable	(8,667)	811
(Increase) in deferred tax asset	(5,100)	-
Increase (decrease) in accounts payable	48,802	(15,038)
Increase in accrued expenses	6,281	263,703
Increase (decrease) in deferred income	-	(209,045)
Increase in income taxes payable	23,407	-
Net Cash Provided (Used) by Operating Activities	(114,394)	26,967

CASH FLOWS FROM INVESTING ACTIVITIES

Payments in exchange for notes receivable	-	(99,997)
Proceeds from repayments of note receivable	-	336,210
Net Cash Used by Investing Activities	$-	$236,213

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	$-	$(27,926)
Net Cash Used by Financing Activities	$-	$(27,926)

INCREASE (DECREASE) IN CASH	$(114,394)	$235,254

CASH AT BEGINNING OF PERIOD	526,354	291,100
CASH AT END OF PERIOD	$411,960	$526,354

CASH PAID FOR:

Interest	$1,515	$2,259
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued as officer compensation	$120,000	$-
Notes receivable issued in exchange for previous notes receivable and related interest	$110,164	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA International, Inc. (the Company), a Delaware corporation, its majority owned partnership and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation.  The Company was incorporated on March 15, 1988, under the laws of the State of Delaware.  The Company was engaged in several natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return.  The Company exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado (See Note 2).  Currently the Company is engaged in efforts to expand it’s interest in its operating gold mine.

a.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a calendar year-end.

b.

Basic and Diluted Net Income Per Share

	For the Years Ended December 31,
	2004	2003
Net income (numerator)	$24,781	$423,468
Weighted average number of shares outstanding - basic (denominator)	5,673,237
Basic income per share	$0.00	$0.07

Weighted average number of shares outstanding - diluted (denominator)	5,673,237	6,250,993
Diluted income per share	$0.00	$0.07

The computation of basic and diluted income per share of common stock is based on the weighted average number of shares outstanding during the period.  There were no common stock equivalents outstanding during the year ended December 31, 2003.  The only common stock equivalents outstanding during the year ended December 31, 2004, were options to purchase 1,000,000 shares of common stock (See Note 9). As these options were granted on December 31, 2004, there is no impact to the calculated weighted average number of shares outstanding for the year ended December 31, 2004.

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

The provision (benefit) for income taxes for the years ended December 31, 2004 and 2003 consist of the following:

	2004	2003
Federal
Current	$19,014	$-
Deferred	-	-
State
Current	4,393	-
Deferred	-	-
	$23,407	$-

	2004	2003
Deferred tax assets:
Accrued expenses	$10,100	$8,400

Deferred tax liabilities:
Depreciation	(5,000)	-
Valuation allowance	-	(8,400)
Net deferred tax asset	$5,100	$-

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

Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 24% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003
Book income	$10,340	$165,155
Meals and entertainment	120	230
Unrealized gain	(21,560)	(39,210)
Installment sale	-	(14,050)
Stock for services	28,800	-
Other	607	-
Net Operating Loss	-	(126,080)
Accrued interest	-	13,955
Valuation allowance	-	-
	$18,307	$-

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

k.

New Accounting Pronouncements

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation.  This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements.  This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005.  In addition, this new standard will apply to unvested options granted prior to the effective date.  We will adopt this new standard effective for the first fiscal quarter of 2006, and do not believe the adoption of this Statement will have any immediate material impact on the Company.

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

Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2004, with no effect on previously reported net income or stockholder’s equity.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 2 -

SALE OF PROPERTY

On July 2, 1999, the Company sold property in Colorado to AU Mining, Inc. for a note receivable of $1,795,853.  The note receivable bore interest at 8% per annum and required minimum quarterly payments of $50,000 with the remaining balance payable via lump sum on July 1, 2004.  The note was secured by a Deed of Trust on the properties.  Based on the provisions of paragraphs 11-12 and 53-54 of Financial Accounting Standard (FAS) 66: Accounting for Sales of Real Estate, the buyer’s initial and continuing investment was inadequate to demonstrate a commitment to pay for the obligation.  As such, the Company’s gain on the sale had been deferred.  As of September 18, 2003, the Company had received $1,299,925 in payments on the note, of which $209,045 has been accounted for as a current year gain on sale of asset.

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

The provisions of the new lease agreement provide for the lease of the current workings of the Golden Wonder mine and also for the possible expansion of that project over the next several years.  The term of the new lease agreement is five years and requires a minimum lease payment of $50,000 per quarter.  In addition, AU Mining is also required to remit a 10% net smelter royalty that will be offset against the lease payment.  The new lease agreement specifically excludes the Ute Ule mine and related claims. (See Note 6)

Prior to the rescission of the sale, the Company had a 100% interest in the land, but only held a 54.1% interest in the note receivable.  This apportionment is due to the Company having assigned 45.9% of the future proceeds and benefits from the land to Caldera Partners Limited Partnership (Caldera) in 1982.  The Chief Executive Officer of the Company also owns a controlling interest in Caldera, and as such, Caldera is considered to be a related party.  As a result of the new lease agreement, all future lease and royalty proceeds from the leased land will be apportioned at the same ratio between the Company and Caldera.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 2 -

SALE OF PROPERTY (Continued)

As of December 31, 2004, the Company owed Caldera $907,531.  This amount represents 45.9% of the cumulative payments received on the prior AU Mining note receivable as well as 45.9% of subsequent lease and royalty payments received offset by Caldera’s allocation of operating costs incurred by the Company.

In March 2005, the Company completed the acquisition of Caldera’s interest in the Golden Wonder Mine.  (See Note 7)

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

As discussed in Note 2, the Company reacquired its ownership interests in the Golden Wonder and Ute Ule mines on September 18, 2003. At that time, the Company made its initial SFAS 143 transition entries to record the estimated future reclamation costs of the mines. During the fourth quarter of 2004, the Company revised its assessment of the anticipated productivity of the Ute Ule mine, and determined that the mine would not be subject to further development or mining activity. As a result, the entire ARO asset associated with the mine was written off. A reconciliation of the Company’s SFAS 143 accounts and activity is presented below:

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 3 -

ASSET RETIREMENT OBLIGATIONS (Continued)

	Golden Wonder Mine	Ute Ule Mine	Total
Discounted present value of estimated future reclamation costs (Original ARO Asset)	$36,922	$20,000	$56,922
Accumulated depreciation at December 31, 2004	(9,587)	(20,000)	(29,587)
Discounted present value of estimated future reclamation costs (ARO Asset, net)	$27,334	$-	$27,334
Discounted present value of estimated future reclamation costs (Original ARO Liability)	$(36,922)	$(20,000	$(56,922)
Liability accretion through December 31, 2004	(1,527)	-	(1,527)
Discounted present value of estimated future reclamation costs (Accreted ARO Liability)	$(38,449)	$(20,000)	$(58,449)

NOTE 4 -

RELATED PARTY TRANSACTIONS

On December 31, 2003, the Company’s board of directors authorized the granting of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services rendered. The options were authorized to be granted in two tranches of 1,000,000 options, each, to be granted in 2004 and 2005. The 2004 tranche, of 1,000,000 options, was granted December 31, 2004. The options had an exercise price of $0.25 per share, and have a three-year term from the date of grant. See Note 8.

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2004.  Accrued interest related to this note totaled $36,557 as of December 31, 2004.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2004.  Accrued interest related to this note totaled $5,511 as of December 31, 2004.

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

On May 23, 2003, the Company repurchased 1,366,836 shares of common stock from an investment trust administered by the Company’s President and CEO.  The shares were purchased in exchange for $17,769 in cash, and were immediately cancelled.

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

NOTE 7 -

SUBSEQUENT EVENTS

In March 2005, the Company completed the acquisition of Caldera’s 45.9% interest in the Golden Wonder and Ute Ule mines.  Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 shares of restricted common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera will also be relieved of any future obligations to contribute further exploration and development funds.

NOTE 8 -

STOCK-BASED COMPENSATION

On December 31, 2003, the Company’s board of directors authorized the granting of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services rendered. The options were authorized to be granted in two tranches of 1,000,000 options, each, to be granted in 2004 and 2005. The 2004 tranche, of 1,000,000 options, was granted December 31, 2004. The options had an exercise price of $0.25 per share, and have a three-year term from the date of grant.

Treatment and Pro Forma Results

The Company accounts for stock option plans under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123, which does not require compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% (or greater) of the common stock fair market value on the date of the grant.

During the year ended December 31, 2004, the Company had one (employee) option award outstanding, representing a total of 1,000,000 options to purchase shares of the Company’s common stock. This award was granted on December 31, 2004. The Company estimated the fair value of this stock option award using a Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 110%, a risk-free interest rate of 3.2%, a weighted average expected option life of 3 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation model requires the input of highly subjective assumptions including expected stock price volatility.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 8 -

STOCK-BASED COMPENSATION (Continued)

If the fair value provision of SFAS No. 123 would have been applied to all stock-based compensation, net income and earnings per share would have been changed to the pro forma amounts shown in the following table for the years indicated as follows:

	For the Years Ended December 31,
	2004	2003
Previously reported net income	$24,781	$423,468
Pro forma net income (loss)	$(19,707)	$423,468
Weighted average shares - basic	5,673,237	6,250,993
Earnings per share - basic	$(0.00)	$0.07
Weighted average shares - diluted	5,673,237	6,250,993
Earnings per share - diluted	$(0.00)	$0.07

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2004 and 2003:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2002	-	$-

Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2003	-	-

Granted	1,000,000	0.25
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2004	1,000,000	$0.25

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 9 -

RESTATED FINANCIAL STATEMENTS

In April 2007, the Company’s Board of Directors concluded that the Company’s financial statements for the calendar years ended December 31, 2004, did not properly disclose the granting to the Company’s President, on December 31, 2004, of an option to purchase up to one million shares of the Company’s common stock at a price of $0.25 per share, exercisable for three years (the “2004 Options”).

As discussed in Notes 4 and 8, on December 31, 2003, the Company’s Board of Directors authorized the grant of the 2004 Options in 2004, but due to administrative oversight, the grant of the 2004 Options was not formally documented in the year that they were intended to be granted.  As a result, the Company’s audited financial statements for the calendar year ended December 31, 2004, nor its Annual Report on Form 10-KSB for 2004 indicated that the 2004 Options had been granted.

These financial statements and related footnotes have been restated to properly reflect these facts and circumstances and the impact on earnings per share. No adjustments were made to the information reported for the year ended December 31, 2003.

A summary of the changes made for the year ended December 31, 2004, is reflected in the following schedule:

	As Restated	Original
Options outstanding at December 31, 2003	-		-

Granted	1,000,000		-
Exercised	-		-
Forfeited	-		-
Options outstanding at December 31, 2004	1,000,000		-

Basic and Diluted Earnings Per share:
Net income (numberator)	$24,781		$24,781
Basic weighted average number of shares outstanding (denominator)	5,673,237		5,673,237
Basic income per share	$0.00		$0.00
Diluted weighted average number of shares outstanding	5,673,237		5,673,237
Diluted income per share	$0.00		$0.00
Pro Forma Income and Earnings Per Share:
Previously reported net income	$24,781	$	N/A
Pro forma net income (loss)	$(19,707)	$	N/A
Weighted average shares - basic	5,673,237		N/A
Earnings per share -basic	$(0.00)	$	N/A
Weighted average shares - diluted	5,673,237		N/A
Earnings per share - diluted	$(0.00)	$	N/A

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

The material weakness identified relates to our recording, review and control of material information required to be included in our periodic Securities and Exchange Commission reports and our communication of such material information to our attorneys and accountants such that it can be properly disclosed in our periodic reports.  This material weakness resulted in failure to properly report and disclose information and matters affecting the Company’s 2004 financial statements and related footnotes, as well as other disclosures in the Company’s Annual Report on Form 10-KSB for the calendar year ended December 31, 2004.  This amended Annual Report on Form 10-KSB-A1 is filed for the purpose of correcting these failures.

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

On September 26, 2006, Mr. Abraham filed a Form 4 with respect to the dispositions of a total of 160,151 shares of common stock in August, 2006.  This Form 4 was amended on May 10, 2007, to correct the number of shares beneficially owned by Mr. Abraham following such transactions.

Also on May 10, 2007, Mr. Abraham filed a Form 4 to reflect the granting to him of options to purchase (i) 1,000,000 shares of common stock at a price of $0.25 per share effective as of December 31, 2004; and 1,000,000 shares of common stock at a price of $0.55 per share, effective as of December 31, 2005.

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

                    Options/SAR Grants in Last Fiscal Year

                    --------------------------------------

                               Individual Grants

                               -----------------

  (a)                (b)           (c)            (d)              (e)

                  Number of      % of Total

                  Securities     Options/SARs

                  Underlying     Granted to

                  Options/SARs   Employees in   Exercise or Base  Expiration

Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date

----              -----------    -----------    ------------      ----

Options             1,000,000           100%           $0.25      12-31-2007

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

                            Number of Shares           Percentage

Name and Address           Beneficially Owned           of Class

----------------           ------------------           --------

Kye A. Abraham               8,983,728 (1)                64.2%

3724 47th Street Ct. NW

Gig Harbor, WA 98335

(1) Consists of 1,549,686 shares that are held directly by Kye A. Abraham and Nanette Abraham and 6,434,042 shares that Mr. Abraham owns indirectly through Caldera Partners Limited.  Also includes 1,000,000 shares of common stock underlying options that were granted to Mr. Abraham effective as of December 31, 2004.

Security Ownership of Management.

---------------------------------

     The following table sets forth the shareholdings of our directors and executive officers as of the date of this Report:

                           Number of             Percentage of

Name and Address     Shares Beneficially Owned     of Class

----------------     -------------------------     --------

Kye A. Abraham              8,983,728 (1)            64.2%

3724 47th Street Ct. NW

Gig Harbor, WA 98335

Nanette Abraham                (2)                  (2)

3724 47th Street Ct. NW

Gig Harbor, WA 98335

All Directors and

Executive Officers

as a group                  8,983,728                64.2%

(2 persons)

(1) Consists of 1,549,686 shares that are held directly by Kye A. Abraham and Nanette Abraham and 6,434,042 shares that Mr. Abraham owns indirectly through Caldera Partners Limited.  Also includes 1,000,000 shares of common stock underlying options that were granted to Mr. Abraham effective as of December 31, 2004.

(2)   As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 8,983,728 shares that Mr. Abraham beneficially owns.

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

Effective as of December 31, 2004, we granted to our President, Kye A. Abraham, options to purchase a total of 1,000,000 “unregistered” and “restricted” shares of our common stock at a price of $0.25 per share, exercisable for three years.

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

                                       LKA INTERNATIONAL, INC.

Date:  5-31-07                        By /s/ Kye A. Abraham

      --------                           -------------------

                                         Kye A. Abraham

                                         President, Chairman of the Board and

                                         Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:  5-31-07                           /s/ Kye A. Abraham

      -------                            ------------------

                                         Kye A. Abraham

                                         President, Chairman of the Board and

                                         Director

Date:  5/31/07                            /s/ Nanette Abraham

      --------                            --------------------

                                         Nanette Abraham

                                         Secretary/Treasurer and Director