Form 10KSB/A
period 2005-12-31
LKA INTERNATIONAL INC /DE/
filed 2007-06-01
CIK 831355

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

the Public Reference Room by calling the Commission at 1-800-SEC-0330 or 1-

202-942-8090.  The Commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.  The address of that site is http://www.sec.gov.

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

Effective as of December 31, 2005, we granted to Mr. Abraham options to purchase up to one million “unregistered” and “restricted” shares of our common stock at a price of $0.55 per share, exercisable for three years.

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

     After taking into account income tax expense of $184,629 and $18,307,

respectively, in 2005 and 2004, net income totaled $312,232 ($0.03 per share)

and $24,781 ($0.00 per share), respectively, during these periods.  Our stockholders' equity of $2,111,825 at December 31, 2005, represented an increase of approximately 294% in over stockholders' equity of $535,457 at

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors

LKA International, Inc.

Gig Harbor, Washington

We have audited the consolidated balance sheet of LKA International, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As  discussed in Note 8, the  consolidated  financial  statements  for the year ended December 31, 2005 have been restated to properly reflect the granting of options.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Sale Lake City, Utah

April 12, 2006, except for Notes 1, 4, 7 and 8 for which the date is May 23, 2007

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet

ASSETS

December 31, 2005
CURRENT ASSETS

Cash	$369,321
Money market funds	158,268
Royalties receivable	248,560
Prepaid expenses	22,511
Due from affiliates (Note 4)	64,271
Notes receivable (Note 5)	110,164
Accrued interest receivable (Note 5)	9,774
Investment in trading securities	992,283
Total Current Assets	1975,152

FIXED ASSETS

Land, equipment and mining claims (Notes 2 and 3)	512,424
Accumulated depreciation (Note 3)	(38,940)
Total Fixed Assets, Net of Accumulated Depreciation	473,484

OTHER NON-CURRENT ASSETS

Reclamation Bonds (Note 2)	63,835
Deferred tax asset (Note 1)	18,856
Total Other Non-Current Assets	82,691
TOTAL ASSETS	$2,531,327

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

December 31, 2005
CURRENT LIABILITIES

Accounts payable	$11,943
Note payable	10,000
Notes payable - related party (Note 4)	62,803
Accrued interest payable - related party (Note 4)	48,348
Due to officer (Note 2)	25,000
Income taxes payable (Note 1)	200,595
Total Current Liabilities	358,689

NON-CURRENT LIABILITIES
Deferred tax liability (Note 1)	775
Asset retirement obligation (Note 3)	60,038
Total Non-Current Liabilities	60,813
Total Liabilities	419,502

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 12,838,111 shares issued and outstanding	12,838
Additional paid-in capital	6,674,535
Accumulated deficit	(4,575,548)
Total Stockholders' Equity	2,111,825
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,531,327

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004
REVENUES	(Restated)
Operating lease revenue	$-	$108,200
Royalty revenue	888,238	$157,557
Total Revenues	888,238	265,757

OPERATING EXPENSES
General and administrative	377,394	212,227
Officer salaries and bonus	160,820	184,920
Total Operating Expenses	538,214	397,147
OPERATING INCOME (LOSS)	350,024	(131,390)

OTHER INCOME (EXPENSE)
Interest expense	(8,292)	(7,796)
Interest income	14,122	9,273
Unrealized gain (loss) on securities	(20,782)	89,837
Realized gain on securities	96,632	45,604
Dividend and other investment income	65,157	37,560
Total Other Income	146,837	174,478

INCOME PRIOR TO INCOME TAX EXPENSE	496,861	43,088
INCOME TAX EXPENSE (NOTE 1)	184,629	18,307
NET INCOME	$312,232	$24,781
BASIC NET INCOME PER SHARE	$0.03	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	11,725,097	5,673,237
DILUTED NET INCOME PER SHARE	$0.02	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,725,097	5,673,237

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2003	5,281,456	$5,281	$5,397,956	$(4,912,561)

Issuance of 1,000,000 shares of common stock as officer compensation	1,000,000	1,000	119,000	-

Net income for the year ended December 31, 2004	-	-	-	24,781
Balance, December 31, 2004	6,281,456	6,281	5,516,956	(4,887,780)

Issuance of common stock to a related party in exchange for acquisition of interest in Golden Wonder and Ute Ule Mines at $0.18 per share	6,434,042	6,434	1,125,939	-

Issuance of common stock for services at $0.31 per share	35,000	35	10,815	-

Issuance of common stock for services at $0.28 per share	100,000	100	27,900	-

Repurchase and cancellation of common stock	(22,387)	(22)	(12,165)	-

Issuance of common stock for services at $0.51 per share	10,000	10	5,090	-

Net income for the year ended December 31, 2005	-	-	-	312,232
Balance, December 31, 2005	12,838,111	$12,838	$6,674,535	$(4,575,548)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$312,232	$24,781
Items to reconcile net income to net cash provided by operating activities:
Unrealized (gain) loss on investments	20,782	(89,837)
Realized (gain) on investments	(96,632)	(45,604)
Investment purchases	(1,854,840)	(1,117,769)
Investment proceeds	1,767,905	825,807
Depreciation and impairments	9,352	29,587
Accretion of asset retirement obligation	1,589	1,527
Common stock issued as officer compensation	-	120,000
Common stock issued for services	43,950	-
Common stock repurchased and cancelled	(12,187)	-
Changes in operating assets and liabilities:
(Increase) in royalties receivable	(248,560)	-
(Increase) in money market accounts	(94,960)	(32,430)
(Increase) decrease in prepaid and other assets	(22,511)	9,400
(Increase) decrease in due to/from affiliate	(137)	95,421
(Increase) in interest receivable	(9,364)	(8,667)
(Increase) decrease in net deferred tax assets and liabilities	(12,981)	(5,100)
Increase (decrease) in accounts payable	(39,878)	48,802
Increase (decrease) in accrued expenses	31,280	6,281
Increase (decrease) in amounts due to affiliates	52,056	-
Increase in income taxes payable	177,188	23,407
Net Cash Provided (Used) by Operating Activities	24,284	(114,394)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(66,923)	-
Net Cash Used by Investing Activities	$(66,923)	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES	$-	$-

NET (DECREASE) IN CASH	(42,639)	(114,394)

CASH AT BEGINNING OF PERIOD	411,960	526,354
CASH AT END OF PERIOD	$369,321	$411,960

CASH PAID FOR:

Interest	$2,012	$1,515
Income taxes	$20,423	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$43,950	$-
Common stock issued as officer compensation	$-	$120,000
Notes receivable issued in exchange for previous notes receivable and related interest	$-	$110,164

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

b.

Basic and Diluted Net Income Per Share

	For the Years Ended December 31,
	2005	2004
Net income (numerator)	$312,232	$24,781
Weighted average number of shares outstanding - basic (denominator)	11,725,097	5,673,237
Basic income per share	$0.03	$0.00

Weighted average number of shares outstanding - diluted (denominator)	12,725,097	5,673,237
Diluted income per share	$0.02	$0.00

The computation of basic and diluted income per share of common stock is based on the weighted average number of shares outstanding during the period. The only common stock equivalents outstanding during the years ended December 31, 2005 and 2004, were options to purchase 2,000,000 shares of common stock, 1,000,000 of which were granted on December 31, 2004, and 1,000,000 granted on December 31, 2005 (See Note 7).

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

The provision for income taxes for the years ended December 31, 2005 and 2004 consist of the following:

	2005	2004
Federal	$160,305	$19,014
State	24,324	4,393
Total provision for income taxes	$184,629	$23,407

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2006	2005
Deferred tax assets:
Accrued expenses	$18,856	$10,100

Deferred tax liabilities:
Depreciation	(775)	(5,000)
Valuation allowance	-	-
Net deferred tax asset	$18,081	$5,100

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

Income Taxes (Continued)

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004
Book income	$193,480	$10,340
State income taxes	(9,740)	-
Meals and entertainment	1,753	120
Unrealized loss	8,075	(21,560)
Stock for services	17,075	28,800
Related party accruals	2,440	607
Depreciation	(12,488)	-
Valuation allowance	-	-
Federal Income Tax	$200,595	$18,307

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

k.

New Accounting Pronouncements

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”), which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be included as current-period charges, eliminating the option for capitalization. This statement is effective for inventory costs incurred on or after April 1, 2006. The Company does not typically incur abnormal costs related to inventory balances; therefore, the adoption of this statement is not anticipated to have a material impact on the Company’s financial position or results of operations.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets (“SFAS No. 153”), which amends APB Opinion No. 29, Accounting for Non-monetary Transactions (“APB No. 29”). SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions in this statement will apply to the Company for any exchanges of non- monetary assets that occur on or after January 1, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2005

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.

New Accounting Pronouncements (continued)

SFAS No. 123R and SAB No. 107

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), a revision of the originally issued SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which provides additional guidance in applying the provisions of SFAS No. 123R. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The intrinsic value method of accounting established by APB No. 25 will no longer be allowed. SAB No. 107 describes the SEC Staff’s guidance in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with other existing SEC guidance.

In April 2005, the effective date of SFAS No. 123R was deferred until the beginning of the fiscal year that begins after June 15, 2005; however, early adoption is encouraged. A modified prospective application is required for new awards and to awards modified, repurchased or cancelled after the required effective date. The provisions of SAB No. 107 will be applied upon adoption of SFAS No. 123R.  The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

FIN 47

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective at the end of the fiscal year ending after December 15, 2005, or December 31, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2005

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.

New Accounting Pronouncements (continued)

SFAS No. 154

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes (“APB No. 20”) and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes  in  accounting  principle  as  well  as  those  required  by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  This Statement shall be effective for accounting changes and corrections of errors of the Company made in fiscal years beginning after December 15, 2005.  The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

l.

Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2005, with no effect on previously reported net income or stockholder’s equity.

NOTE 2 -

ACQUISITION OF PROPERTY AND MINING RIGHTS

On March 1, 2005, the Company completed the acquisition of Caldera Partners Limited Partnership’s (Caldera) 45.9% interest in the Golden Wonder and Ute Ule mines.  Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 shares of restricted common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera was also relieved of any and all future obligations to contribute further exploration and development funds.  At the time of the acquisition, the Company owed Caldera $959,586 in royalty remittances net of certain shared expenses reimbursable to the Company.

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

Due to the related party nature of the transaction, the acquired property and mining rights were valued based upon Caldera’s original cost basis in the Golden Wonder and Ute Ule mines, of $172,787.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2005

NOTE 4 -

RELATED PARTY TRANSACTIONS

On December 31, 2003, the Company’s board of directors authorized the issuance of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered. The options were authorized to be granted in two tranches of 1,000,000 options each, to be granted in 2004 and 2005. The 2004 tranche of 1,000,000 options was ultimately granted effective December 31, 2004 with an exercise price of $0.25 and a three-year term from date of grant.  The 2005 tranche of 1,000,000 options was ultimately granted effective December 31, 2005 with an exercise price of $0.55 per share and a three-year term from date of grant.  See Note 7.

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

NOTE 7 -

STOCK-BASED COMPENSATION

On December 31, 2003, the Company’s board of directors authorized the granting of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered. The shares were authorized to be granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and have a three-year term from the date of grant.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2005

NOTE 7 -

STOCK-BASED COMPENSATION (Continued)

Treatment and Pro Forma Results (continued)

During the years ended December 31, 2005 and 2004, the Company had option awards granted, representing a total of 1,000,000 and 1,000,000 options, respectively, to purchase shares of the Company’s common stock. The Company estimated the fair values of these stock option awards granted on December 31, 2004, and December 31, 2005,  using a Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 110% and 138%, risk-free interest rates ranging from 3.2% to 4.4%, weighted average expected option lives of 3 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

If the fair value provision of SFAS No. 123 would have been applied to all stock-based compensation, net income and earnings per share would have been changed to the pro forma amounts shown in the following table for the years indicated as follows:

	For the Years Ended December 31,
	2005	2004
Previously reported net income	$312,232	$24,781
Pro forma net income (loss)	$130,722	$(19,707)
Weighted average shares - basic	11,725,097	5,673,237
Earnings per share - basic	$0.01	$(0.00)
Weighted average shares - diluted	13,225,097	5,673,237
Earnings per share - diluted	$0.01	$(0.00)

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2005

NOTE 7 -

STOCK-BASED COMPENSATION (Continued)

Treatment and Pro Forma Results (continued)

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2005 and 2004:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2003	-	$-

Granted	1,000,000	0.25
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2004	1,000	0.25

Granted	1,000,000	0.55
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2005	2,000,000	$0.39

NOTE 8 -

RESTATED FINANCIAL STATEMENTS

In April 2007, the Company’s Board of Directors concluded that the Company’s financial statements for the calendar years ended December 31, 2004, and December 31, 2005, did not properly disclose:  (i) the granting to the Company’s President, Kye A. Abraham, on December 31, 2004, of an option to purchase up to one million shares of the Company’s common stock at a price of $0.25 per share, exercisable for three years (the “2004 Options”); or (ii) the granting to the Company’s President on December 31, 2005, of an option to purchase up to one million shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years (the “2005 Options”).

As discussed in Notes 4 and 7, on December 31, 2003, the Company’s Board of Directors authorized the grant of the 2004 Options in 2004 and the grant of the 2005 Options in 2005, but due to administrative oversight, neither the grant of the 2004 Options nor the grant of the 2005 Options were ever formally documented in the years that they were intended to be granted.  As a result, neither the Company’s audited financial statements for the calendar years ended December 31, 2004, and December 31, 2005, nor its Annual Reports on Form 10-KSB for those calendar years indicated that either the 2004 Options or the 2005 Options had been granted.

These financial statements have been restated to properly reflect these facts and circumstances and the related impact on earnings per share with related footnote disclosure. A summary of the changes made for the year ended December 31, 2005, is reflected in the following schedule:

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2005

NOTE 9 -

RESTATED FINANCIAL STATEMENTS (Continued)

	As Restated	Original
Options outstanding at December 31, 2003	-		-

Granted	1,000,000		-
Exercised	-		-
Forfeited	-		-
Options outstanding at December 31, 2004	-		-

Granted	1,000,000		-
Exercised	-		-
Forfeited	-		-
Options outstanding at December 31, 2005	2,000,000		-

Basic and Diluted Earnings Per share:
Net income (numberator)	$312,232		$312,232
Basic weighted average number of shares outstanding (denominator)	11,725,097		11,725,097
Basic income per share	$0.03		$0.03
Diluted weighted average number of shares outstanding	13,225,097		11,725,097
Diluted income per share	$0.02		$0.03
Pro Forma Income and Earnings Per Share:
Previously reported net income	$312,232	$	N/A
Pro forma net income (loss)	$130,722	$	N/A
Weighted average shares - basic	11,725,097		N/A
Earnings per share -basic	$0.01	$	N/A
Weighted average shares - diluted	13,225,097		N/A
Earnings per share - diluted	$0.01	$	N/A

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

The material weakness identified relates to our recording, review and control of material information required to be included in our periodic Securities and Exchange Commission reports and our communication of such material information to our attorneys and accountants such that it can be properly disclosed in our periodic reports.  This material weakness resulted in failure to properly report and disclose information and matters affecting the Company’s 2005 financial statements and related footnotes, as well as other disclosures in the Company’s Annual Report on Form 10-KSB for the calendar year ended December 31, 2005.  This amended Annual Report on Form 10-KSB-A1 is filed for the purpose of correcting these failures.

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

                    Options/SAR Grants in Last Fiscal Year

                    --------------------------------------

                               Individual Grants

                               -----------------

  (a)                (b)           (c)            (d)              (e)

                  Number of      % of Total

                  Securities     Options/SARs

                  Underlying     Granted to

                  Options/SARs   Employees in   Exercise or Base  Expiration

Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date

----              -----------    -----------    ------------      ----

Options             1,000,000           100%           $0.55      12-31-2008

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

                            Number of Shares           Percentage

Name and Address           Beneficially Owned           of Class

----------------           ------------------           --------

Kye A. Abraham               9,973,728 (1)                77.6%

3724 47th Street Ct. NW

Gig Harbor, WA 98335

(1) Consists of 1,539,686 shares that are held directly by Mr. and Ms. Abraham and 6,434,042 shares that Mr. Abraham owns indirectly through Caldera

Partners Limited.  Also includes 2,000,000 shares of common stock underlying options that are currently exercisable.

Security Ownership of Management.

---------------------------------

     The following table sets forth the shareholdings of our directors and executive officers as of the date of this Report:

                           Number of             Percentage of

Name and Address     Shares Beneficially Owned     of Class

----------------     -------------------------     --------

Kye A. Abraham              9,973,728 (1)            77.6%

3724 47th Street Ct. NW

Gig Harbor, WA 98335

Nanette Abraham                (2)                  (2)

3724 47th Street Ct. NW

Gig Harbor, WA 98335

All Directors and

Executive Officers

as a group                  9,973,728                77.6%

(2 persons)

(1) Consists of 1,539,686 shares that are held directly by Mr. and Ms. Abraham and 6,434,042 shares that Mr. Abraham owns indirectly through Caldera

    Partners Limited.  Also includes 2,000,000 shares of common stock underlying                              options that are currently exercisable.

(2) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 9,973,728 shares that Mr. Abraham beneficially owns.

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

Effective as of December 31, 2005, we granted to Mr. Abraham options to purchase a total of 1,000,000 “unregistered” and “restricted” shares of our common stock at a price of $0.55 per share, exercisable for three years.

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

Date:  5/31/07                        By /s/ Kye A. Abraham

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

Date:  5-31-07                           /s/ Kye A. Abraham

      --------                           ------------------

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