Form 10QSB
period 2007-06-30
LKA INTERNATIONAL INC /DE/
filed 2007-08-13
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-17106

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: June 30, 2007 - 12,840,498 shares of common stock.

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

LKA INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and December 31, 2006

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	June 30, 2007	December 31, 2006
CURRENT ASSETS	(Unaudited)

Cash	$6,729	$403,467
Money market funds	-	113,619
Prepaid expenses	9,981	23,041
Due from affiliates	64,400	64,400
Notes receivable	115,793	115,793
Accrued interest receivable	13,078	8,197
Deferred tax asset	18,030	18,030
Investments in trading securities	1,496,092	1,182,594
Total Current Assets	1,724,103	1,929,141

FIXED ASSETS

Land, equipment and mining claims	512,424	512,424
Accumulated depreciation	(70,185)	(59,770)
Total Fixed Assets, Net of Accumulated Depreciation	442,239	452,654

OTHER NON-CURRENT ASSETS

Reclamation Bonds	63,835	63,835
Deferred tax asset	5,525	5,525
Total Other Non-Current Assets	69,360	69,360
TOTAL ASSETS	$2,235,702	$2,451,155

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2007	December 31, 2006
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$75,678	$73,114
Margin account	47,374	-
Note payable	10,000	10,000
Notes payable - related party	62,803	62,803
Accrued interest payable - related party	57,769	54,628
Income taxes payable	57,605	57,605
Total Current Liabilities	311,229	258,150

NON-CURRENT LIABILITIES
Asset retirement obligation	62,554	61,693
Total Non-Current Liabilities	62,554	61,693
Total Liabilities	373,783	319,843

Commitments and Contingencies (note 4)

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 12,840,498 and 12,740,498 shares issued and outstanding, respectively	12,841	12,741
Additional paid-in capital	6,779,020	6,699,120
Treasury stock; 77,997 and 63,927shares at cost, respectively	(77,905)	(60,986)
Accumulated deficit	(4,852,037)	(4,519,563)
Total Stockholders' Equity	1,861,919	2,131,312
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,235,702	$2,451,155

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Royalty revenue	$-	$587,579	$-	$821,637
Total Revenues	-	587,579	-	821,637

OPERATING EXPENSES
General and administrative	123,788	88,800	312,715	132,095
Exploration, development and related costs	64,120	40,319	122,577	48,282
Officer salaries and bonus	37,500	30,000	75,000	60,000
Total Operating Expenses	225,408	159,119	510,292	240,377
OPERATING INCOME (LOSS)	(225,408)	428,460	(510,292)	581,260

OTHER INCOME (EXPENSE)
Interest expense	(2,192)	(1,870)	(4,062)	(3,740)
Interest income	3,073	6,316	7,944	11,640
Gain on sale of assets	-	-	-	2,204
Realized gain (loss) on securities	314	-	11,277	24,439
Unrealized gain (loss) on securities	144,578	(120,865)	122,856	(74,856)
Other investment income	21,773	9,419	39,803	24,184
Total Other Income (Expense)	167,546	(107,000)	177,818	(16,129)

NET INCOME (LOSS) BEFORE TAXES	(57,862)	321,460	(332,474)	565,131

INCOME TAX EXPENSE	-	167,168	-	234,959

NET INCOME (LOSS)	$(57,862)	$154,292	$(332,474)	$330,172

BASIC NET INCOME (LOSS) PER SHARE	$(0.00)	$0.01	$(0.03)	$0.03

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,840,498	12,831,011	12,811,216	12,832,269

DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$0.01	$(0.02)	$0.02

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,840,498	14,831,011	12,811,216	14,832,269

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2005	12,860,498	$12,861	(22,387)	$(12,187)	$6,686,700	$(4,575,548)

Issuance of common stock for services at $0.91 per share	30,000	30	-	-	27,270	-

Repurchase and cancellation of common stock	(150,000)	(150)	-	-	(14,850)	-

Repurchase of common stock	-	-	(41,540)	(48,799)	-	-

Net income for the year ended December 31, 2006	-	-	-	-	-	55,985
Balance, December 31, 2006	12,740,498	12,741	(63,927)	(60,986)	6,699,120	(4,519,563)

Issuance of common stock for services at $.80 per share (unaudited)	100,000	100	-	-	79,900	-

Repurchase of common stock (unaudited)	-	-	(14,070)	(16,919)	-	-

Net loss for the six months ended June 30, 2007 (unaudited)	-	-	-	-	-	(332,474)
Balance, June 30, 2007 (unaudited)	12,840,498	$12,841	(77,997)	$(77,905)	$6,779,020	$(4,852,037)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

                                                                                    (Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(332,474)	$330,172
Items to reconcile net income to net cash provided by operating activities:
Accretion of environmental remediation costs	861	827
Depreciation and amortization	10,415	10,415
Unrealized (gain) loss on investments	(122,856)	74,856
Realized (gain) on investments	(11,277)	(24,439)
Investment purchases	(462,348)	(299,781)
Investment proceeds	287,782	347,318
Treasury stock repurchased	(16,919)	(14,615)
Common stock issued for services	80,000	-
Changes in operating assets and liabilities
(Increase) in accounts receivable	-	(327,796)
(Increase) in interest receivable	(4,881)	(4,776)
Increase in prepaid and other assets	13,060	13,507
Increase (decrease) in accounts payable	(2,235)	38,913
(Increase) decrease in margin account	160,993	(306,358)
Increase in accrued expenses	3,141	217,618
Changes in deferred tax assets and liabilities	-	(4,519)
Net Cash Provided (Used) by Operating Activities	(396,738)	51,342

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments of notes receivable	-	5,685
Net Cash Provided by Investing Activities	-	5,685

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	(396,738)	57,027

CASH AT BEGINNING OF PERIOD	403,467	369,321
CASH AT END OF PERIOD	$6,729	$426,348

CASH PAID FOR:

Interest	$600	$600
Income taxes	$5,238	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related Party Debt

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the six months ended June 30, 2007.  Accrued interest related to this note totaled $50,765 and $47,922 as of June 30, 2007, and December 31, 2006, respectively.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the six months ended June 30, 2007.  Accrued interest related to this note totaled $7,004 and $6,706 as of June 30, 2007, and December 31, 2006, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

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

On December 31, 2003, the Company’s board of directors authorized the issuance of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered. The shares were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and have a three-year term from the date of grant. See Note 5.

NOTE 3 -  NOTES RECEIVABLE

In October 2003, the Company loaned $99,997 to seven individuals. These notes accrued interest at 8.5% per annum and were due in full by December 15, 2004.   On December 15, 2004, all seven of the notes receivable were exchanged for new notes totaling $110,164.  The new notes extended the term of the previous notes through December 15, 2005 and had face values equivalent to the full value of all prior notes plus all associated accrued interest collectively totaling $119,938. On March 1, 2006, all seven of the notes were again exchanged for new notes. The new notes extended the term of the previous notes through March 1, 2007, and had face values equivalent to the full value of all prior notes plus all associated accrued interest.   On May 16, 2006, one of the notes receivable was paid in full in the amount of $5,785, including accrued interest.

The total remaining principal amount of these notes receivable plus related accrued interest totaled $128,871 and $123,990 at June 30, 2007, and December 31, 2006, respectively. All of the replacement notes are secured by common stock owned by the president of the Company, accrue interest at 8.5% per annum, and were due in full on March 1, 2007. The Company has verbally agreed to extend these notes through December 31, 2007.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

Notification of Possible Environmental Remediation

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis (“EE/CA”) report on the Ute-Ule and the neighboring public lands.  The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000.  The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans.  Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of June 30, 2007, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA.  No determination of an overall site clean-up plan has yet been made by the BLM.

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

June 30, 2007 and December 31, 2006

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 5 -  STOCK-BASED COMPENSATION (Continued)

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

Treatment and Pro Forma Results

On January 1, 2006, the Company adopted SFAS No. 123(R), requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes SFAS No. 123 and APB No. 25. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123, which did not require compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% (or greater) of the common stock fair market value on the date of the grant.  Awards granted after January 1, 2006, are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award.  Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148, “ Accounting for Stock-Based Compensation-Transition and Disclosure .”  There were no unvested amounts associated with previously issued (employee) options as of January 1, 2006. As such, the adoption of this new accounting guidance did not have an impact to the Company’s current or previously reported financial information.

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

The following table summarizes the options outstanding and associated activity for the six months ended June 30, 2007 and the year ended December 31, 2006:

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 5 -  STOCK-BASED COMPENSATION (Continued)

Treatment and Pro Forma Results (continued)

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2005	2,000,000	$0.39

Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2006	2,000,000	0.39

Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at June 30, 2007	2,000,000	$0.39

NOTE 6 - SIGNIFICANT EVENTS

On February 22, 2007, the Company issued 100,000 shares of common stock, at $0.80 per share, to consultants for services rendered during the first quarter of 2007.

On February 22, 2007, the Company authorized the issuance of 200,000 warrants to consultants for the purchase of equivalent shares of the Company’s common stock at $0.80 per share. The grant of these warrants is contingent upon the completion of certain activities related to exploration and remediation milestones related to the Company’s Golden Wonder and Ute Ulay mines in Hinsdale County, Colorado. As of June 30, 2007, these contingencies have not been met, and, therefore, the warrants have not been granted. The warrants will expire five years from the date of their issuance.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

For The Three Months Ended June 30, 2007 Compared to The Three Months Ended June 30, 2006.

During the quarterly period ended June 30, 2007, we received no royalty revenues, as compared to royalty revenue of $587,579 in the quarter ended June 30, 2006.  Due to our dispute with Au Mining, royalty revenues ceased in late 2006, and we do not expect to receive any future revenues until our legal proceedings with Au Mining have been resolved and operations resume on our properties.  See the caption “Legal Proceedings,” Part II, Item 1 of this Report.

Operating expenses increased from $159,119 in the quarterly period ended June 30, 2006, to $225,408 in the quarterly period ended June 30, 2007. This 42% increase was primarily due to a $34,988 increase in general and administrative costs (which included legal and related expenses associated with the Au Mining litigation)  to $123,788 in the first quarter of 2007, from $88,800 in the comparable quarter of 2006.  Exploration, development and related costs increased to $64,120 in the quarter ended June 30, 2007, from $40,319 in the year-ago quarter.  Officer salaries and bonus also increased to $37,500 in the first quarter of 2007, from $30,000 in 2006. With a combination of decreased revenues and increased operating expenses, we realized an operating loss of $225,408 during the quarter ended June 30, 2007, as compared to operating income of $428,460 in the comparable period in 2006.

Interest income decreased to $3,073 in the first quarter of 2007, from $6,316 in the first quarter of 2006. Interest expense totaled $2,192 and $1,870 in 2007 and 2006, respectively.  We realized a $314 gain on securities in the first quarter of 2007, as compared to a gain of $0 in the 2006 period.  Unrealized gain (loss) on securities were $144,578 and ($120,865), respectively, in these periods. We received $21,773 in other investment income in 2007, versus $9,419 in 2006.

After taking into account income tax expense of $0 and $167,168, respectively, in 2007 and 2006, net income (loss) totaled $(57,862), or $(0.00) per share, and $154,292,  or $0.01 per share, respectively, during these periods.

For The Six Months Ended June 30, 2007 Compared to The Six Months Ended June 30, 2006.

During the six months ended June 30, 2007, we received no royalty revenues, as compared to royalty revenue of $821,637 in the six months ended June 30, 2006.  Due to our dispute with Au Mining, royalty revenues ceased in late 2006, and we do not expect to receive any future revenues until our legal proceedings with Au Mining have been resolved and operations resume on our properties.  See the caption “Legal Proceedings,” Part II, Item 1 of this Report.

Operating expenses increased from $240,377 in the six months ended June 30, 2006, to $510,292 in the six months ended June 30, 2007. This 112% increase was primarily due to a $180,620 increase in general and administrative costs (which included legal and related expenses associated with the Au Mining litigation)  to $312,715 in the first six months of 2007, from $132,095 in the comparable period of 2006.  Exploration, development and related costs increased to $122,577 in the six months ended June 30, 2007, from $48,282 in the year-ago quarter.  Officer salaries and bonus also increased to $75,000 in the first six months of 2007, from $60,000 in 2006. With a combination of decreased revenues and increased operating expenses, we realized an operating loss of $510,292 during the six months ended June 30, 2007, as compared to operating income of $581,260 in the comparable period in 2006.

Interest income decreased to $7,944 in the first six months of 2007, from $11,640 in the first six months of 2006. Interest expense totaled $4,062 and $3,740 in 2007 and 2006, respectively.  We had a gain on sale of assets in 2006 of $2,204, with no comparable gain in 2007.  We realized a $11,277 gain on securities in the first six months of 2007, as compared to a gain of $24,439 in the 2006 period.  Unrealized gain (loss) on securities were $122,856 and

($74,856), respectively, in these periods. We received $39,803 in other investment income in 2007, versus $24,184 in 2006.

After taking into account income tax expense of $0 and $234,959, respectively, in 2007 and 2006, net income (loss) totaled $(332,474), or $(0.03) per share, and $330,172,  or $0.03 per share, respectively, during these periods.

Liquidity and Capital Resources

Current assets at June 30, 2007, included $6,729 in cash and $0 in money market funds, as compared to $403,467 and $113,619 at December 31, 2006.

During the six months ended June 30, 2007, our operating activities used net cash of $396,738.  In the comparable period in 2006, operating activities provided net cash of $51,342.  Again, this difference is due to Au Mining’s cessation of operations on our properties in late 2006.

At June 30, 2007, the Company had working capital of $1,412,874, as compared to working capital of $1,670,991 at December 31, 2006.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2007.

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

Changes in internal control over financial reporting

We had no changes in internal control over financial reporting during the quarter ended June 30, 2007.

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

On May 16, 2007, the Company learned of a lawsuit filed by Barrick GoldStrike Mines, Inc. (“Barrick”) against Au Mining and its officers, alleging that Au Mining “salted” Golden Wonder mine assay samples to indicate considerably higher gold content than was actually contained in the ore that it delivered to Au Mining in May/June, 2006.  Based on Barrick’s sampling protocol and the fact that the grade of ore in the contested shipment, while high, was not inconsistent with ore grades produced from the Golden Wonder and shipped to various processors over a period of nine years, LKA believes that it is hightly unlikely that Au Mining could have carried out such a scheme.  However, if Barrick is able to substantiate its allegations, it could call into question the grade of the gold in the Golden Wonder mine.  On May 18, 2007, we filed a Current Report on Form 8-K with respect to this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2007, we issued no unregistered securities:

Use of Proceeds of Registered Securities

We did not sell any registered securities during the quarter ended June 30, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 April 1, 2007 through April 30, 2007	2,800	$1.28	0(1)	(1)
Month #2 May 1, 2007 through May 31, 2007	875	$1.50	0(1)	(1)

Month #3 June 1, 2007 through June 3-, 2007	2,435	$1.10	0(1)	(1)
Total	6,110	1.29	0 (1)	(1)

     (1)  These shares were purchased other than through a publicly announced plan or program.  They were purchased in open-market transactions.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) In the first quarter of 2007, the Company filed a “Notice of Intent” (NOI) with the BLM for the purpose of driving a 4,600’ exploratory drift from the Company’s unpatented claims at the valley floor into Gold Hill in the hope of intersecting the Golden Wonder vein system.  In May, 2007, the BLM informed us that this project, as proposed by the Company, does not qualify for the “NOI” process and that it wants the Company to proceed by filing a comprehensive “Plan of Operations,” which is a considerably more expensive  and time-consuming. The Company believes it is clearly entitled to use the NOI process for exploratory projects of this nature and has appealed the local BLM decision to the “Interior Board of Land Appeals” (IBLA). The Administrative Law Judge ordered that hearings/proceedings be suspended until September 10, 2007, to give the parties time to reach a compromise. We are currently engaged in this process. No settlement has yet been reached.

None of this directly effects the Company’s ability to continue mining the Golden Wonder from the current working areas where it maintains active permits.

(b) During the quarterly period ended June 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

Exhibit Number	Description

31.1	302 Certification of Kye Abraham
31.2	302 Certification of Nanette Abraham
32	906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LKA INTERNATIONAL, INC.

Date:	August 13, 2007	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	August 13, 2007	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director