Form 10QSB
period 2007-09-30
LKA INTERNATIONAL INC /DE/
filed 2007-11-19
CIK 831355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 19, 2007 - 12,890,317 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          The financial statements of LKA International, Inc., a Delaware corporation (referred to as "LKA," the “Company,” "we," "us," "our" or words of similar import in this Quarterly Report), required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related notes.  In the opinion of management, the financial statements fairly present the financial condition of LKA for the periods then ended.

LKA INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and December 31, 2006

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	September 30, 2007	December 31, 2006
CURRENT ASSETS	(Unaudited)

Cash	$143,796	$403,467
Money market funds	98,727	113,619
Receivable	227	-
Prepaid expenses	1,351	23,041
Due from affiliates	64,526	64,400
Notes receivable	115,793	115,793
Accrued interest receivable	15,559	8,197
Deferred tax asset	49,071	18,030
Investments in trading securities	1,006,856	1,182,594
Total Current Assets	1,495,906	1,929,141

FIXED ASSETS

Land, equipment and mining claims	512,424	512,424
Accumulated depreciation	(75,393)	(59,770)
Total Fixed Assets, Net of Accumulated Depreciation	437,031	452,654

OTHER NON-CURRENT ASSETS

Reclamation Bonds	63,835	63,835
Deferred tax asset	5,525	5,525
Total Other Non-Current Assets	69,360	69,360
TOTAL ASSETS	$2,2002,297	$2,451,155

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2007	December 31, 2006
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$48,215	$73,114
Settlement payable (Note 6)	530,000	-
Note payable	10,000	10,000
Notes payable - related party	62,803	62,803
Accrued interest	2,192	-
Accrued interest payable - related party	59,338	54,628
Income taxes payable	88,647	57,605
Total Current Liabilities	801,195	258,150

NON-CURRENT LIABILITIES
Asset retirement obligation	62,984	61,693
Total Non-Current Liabilities	62,984	61,693
Total Liabilities	864,179	319,843

Commitments and Contingencies (note 4)

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 12,890,498 and 12,740,498 shares issued and outstanding, respectively	12,891	12,741
Additional paid-in capital	6,808,970	6,699,120
Treasury stock; 79,297 and 63,927shares at cost, respectively	(79,415)	(60,986)
Accumulated deficit	(5,604,328)	(4,519,563)
Total Stockholders' Equity	1,138,118	2,131,312
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,002,297	$2,451,155

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Royalty revenue	$-	$-	$-	$821,637
Total Revenues	-	-	-	821,637

OPERATING EXPENSES
General and administrative	97,823	96,325	410,538	228,420
Settlement expense	530,000	-	530,000	-
Exploration, development and related costs	31,548	89,520	154,125	137,802
Officer salaries and bonus	37,500	24,870	112,500	84,870
Total Operating Expenses	696,871	210,715	1,207,163	451,092
OPERATING INCOME (LOSS)	(696,871)	(210,715)	(1,207,163)	370,545

OTHER INCOME (EXPENSE)
Interest expense	(4,159)	(1,870)	(8,221)	(5,610)
Interest income	3,816	6,610	11,760	18,250
Gain on sale of assets	-	-	-	2,204
Realized gain (loss) on securities	32,566	(79,451)	43,843	(55,012)
Unrealized gain (loss) on securities	(101,017)	43,659	21,839	(31,197)
Other investment income	13,374	9,329	53,177	33,513
Total Other Income (Expense)	(55,420)	(21,723)	122,398	(37,852)

NET INCOME (LOSS) BEFORE TAXES	(752,291)	(232,438)	(1,084,765)	332,693

INCOME TAX EXPENSE	-	64,066	-	(170,893)

NET INCOME (LOSS)	$(752,291)	$(168,372)	$(1,084,765)	$161,800

BASIC NET INCOME (LOSS) PER SHARE	$(0.06)	$(0.01)	$(0.08)	$0.01

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,862,237	12,731,411	12,828,410	12,796,885

DILUTED NET INCOME (LOSS) PER SHARE	$(0.06)	$(0.01)	$(0.07)	$0.01

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,862,237	12,731,411	14,828,410	14,796,885

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2005	12,860,498	$12,861	(22,387)	$(12,187)	$6,686,700	$(4,575,548)

Issuance of common stock for services at $0.91 per share	30,000	30	-	-	27,270	-

Repurchase and cancellation of common stock	(150,000)	(150)	-	-	(14,850)	-

Repurchase of common stock	-	-	(41,540)	(48,799)	-	-

Net income for the year ended December 31, 2006	-	-	-	-	-	55,985
Balance, December 31, 2006	12,740,498	12,741	(63,927)	(60,986)	6,699,120	(4,519,563)

Issuance of common stock for services at $.80 per share (unaudited)	100,000	100	-	-	79,900	-

Issuance of common stock for services at $.060 per share (unaudited)	50,000	50	-	-	29,950	-

Repurchase of common stock (unaudited)	-	-	(15,370)	(18,429)	-	-

Net loss for the nine months ended September 30, 2007 (unaudited)	-	-	-	-	-	(1,084,765)
Balance, September 30, 2007 (unaudited)	12,890,498	$12,891	(79,297)	$(79,415)	$6,808,970	$(5,604,328)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

                                                                                    (Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(1,084,765)	$161,800
Items to reconcile net income to net cash provided by operating activities:
Accretion of environmental remediation costs	1,291	1,241
Depreciation and amortization	15,623	15,622
Unrealized (gain) loss on investments	(21,839)	31,197
Realized (gain) loss on investments	(43,843)	55,012
Investment purchases	(804,006)	(800,081)
Investment proceeds	1,045,426	521,801
Treasury stock repurchased	(18,429)	(48,367)
Common stock issued for services	110,000	27,300
Changes in operating assets and liabilities
(Increase) in receivable	(227)	(333,420)
(Increase) in interest receivable	(7,362)	(7,257)
Decrease in prepaid and other assets	21,690	12,260
Increase (decrease) in accounts payable	(24,899)	52,965
(Increase) decrease in margin account	14,892	32,320
Increase in accrued expenses	317,818	156,922
Changes in deferred tax assets and liabilities	(31,041)	(6,319)
Net Cash Used by Operating Activities	(509,671)	(127,004)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments of notes receivable	-	5,685
Net Cash Provided by Investing Activities	-	5,685

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of new notes receivable	250,000	-
Net Cash Provided by Financing Activities	250,000	-

DECREASE IN CASH	(259,671)	(121,319)

CASH AT BEGINNING OF PERIOD	403,467	369,321
CASH AT END OF PERIOD	$143,796	$248,002

CASH PAID FOR:

Interest	$1,319	$900
Income taxes	$5,238	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA International, Inc. (the Company), a Delaware corporation and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation.  The Company was incorporated on March 15, 1988, under the laws of the State of Delaware.  The Company was engaged in several natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return.  The Company exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado (See Notes 2 and 6).  The Company is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the nine months ended September 30, 2007.  Accrued interest related to this note totaled $52,184 and $47,922 as of September 30, 2007, and December 31, 2006, respectively.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the nine months ended September 30, 2007.  Accrued interest related to this note totaled $7,154 and $6,706 as of September 30, 2007, and December 31, 2006, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 2 -

RELATED PARTY TRANSACTIONS (Continued)

Due From Affiliates

Since 2002, the Company advanced $64,526 to various parties in the form of legal payments. These advances are secured by company stock owned by the president of the Company, due upon demand and non-interest bearing.

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

The total remaining principal amount of these notes receivable plus related accrued interest totaled $131,352 and $123,990 at September 30, 2007, and December 31, 2006, respectively. All of the replacement notes are secured by common stock owned by the president of the Company, accrue interest at 8.5% per annum, and were due in full on March 1, 2007. The Company has verbally agreed to extend these notes through December 31, 2007.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 4 -

COMMITMENTS AND CONTINGENCIES

Notification of Possible Environmental Remediation

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis (“EE/CA”) report on the Ute-Ule and the neighboring public lands.  The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000.  The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans.  Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of September 30, 2007, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA.  No determination of an overall site clean-up plan has yet been made by the BLM.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 5 -

STOCK-BASED COMPENSATION (Continued)

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

Options Outstanding

As noted above, the Company’s board of directors authorized the issuance of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered on December 31, 2003. The options were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and have a three-year term from the date of grant. None of the options have been exercised as of September 30, 2007.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 5 -

STOCK-BASED COMPENSATION (Continued)

Treatment and Pro Forma Results (continued)

As of January 1, 2006, and through September 30, 2007, the Company had two (employee) option awards outstanding, representing a total of 2,000,000 options to purchase shares of the Company’s common stock. The Company estimated the fair values of these stock option awards granted on December 31, 2004, and December 31, 2005,  using a Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 110% and 138%, risk-free interest rates ranging from 3.2% to 4.4%, weighted average expected option lives of 3 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

The following table summarizes the options outstanding and associated activity for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2005	2,000,000	$0.39

Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2006	2,000,000	0.39

Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at June 30, 2007	2,000,000	$0.39

NOTE 6 -

SETTLEMENT OF LITIGATION

On August 24, 2007, the Company entered into a settlement agreement with Au Mining, Inc., a Colorado corporation. Under the terms of the agreement, Au Mining agreed to release all rights to the Golden Wonder Mine and the Ute Ule Mine, including all mining rights thereto, that it had under the 2003 Lease Agreement between the parties and/or Au Mining's option exercise under the parties' 1997 Lease Agreement. The Company agreed to pay to Au Mining the sum of $280,000 within 60 days of the date of the agreement, with the payment of an additional $250,000 payable 12 months from the date of the Agreement.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 6 -

SETTLEMENT OF LITIGATION (Continued)

On August 24, 2007, the Company executed a promissory note evidencing the obligation to make the $250,000 payment, which note bears interest at the rate of eight percent, with a late fee of five percent of the balance due, and no prepayment penalty. As of September 30, 2007, the Company has recorded associated interest expense (and liability) of $2,192.

Au Mining has agreed to pay to Hinsdale County, Colorado: (i) the sum of $97,733.51 as Au Mining's share of the 2005 production taxes that were assessed in 2006; and (ii) the sum of $340.80 for 2006 property taxes on the Company's patented mining claims. In addition, Au Mining is to pay to Hinsdale County its share of the 2006 production taxes that are assessed in 2007.

In connection with the agreement, the Company has executed a Royalty Agreement under which it is to pay to Au a net smelter royalty of six percent on all future proceeds received from materials produced from the Golden Wonder Mine, with all royalty payments to cease once Au Mining has received total royalty payments of $12,647,505. The parties have further agreed to dismiss with prejudice all claims and counterclaims made in Case No. 2006 CV 05, filed in the District Court of Colorado, Hinsdale County. In addition, Au Mining has agreed to grant the Company subterranean access to the Golden Wonder Mine through its Red Cloud patented mining claim for an annual fee of $1,000 during the years that such easement is used.

NOTE 7 -

OTHER SIGNIFICANT EVENTS

On February 22, 2007, the Company issued 100,000 shares of common stock, at $0.80 per share, to consultants for services rendered during the first quarter of 2007.

On February 22, 2007, the Company authorized the issuance of 200,000 warrants to consultants for the purchase of equivalent shares of the Company’s common stock at $0.80 per share. The grant of these warrants is contingent upon the completion of certain activities related to exploration and remediation milestones related to the Company’s Golden Wonder and Ute Ulay mines in Hinsdale County, Colorado. As of September 30, 2007, these contingencies have not been met, and, therefore, the warrants have not been granted. The warrants will expire five years from the date of their issuance.

On August 21, 2007, the Company issued 50,000 shares of common stock, at $0.60 per share, to an attorney for services rendered in relation to the Au Mining litigation.

NOTE 8 -

SUBSEQUENT EVENT

On November 5, the Company entered into an agreement with Richmont Mines Inc. which grants Richmont an option to earn a 50% joint-venture interest in the Company’s Golden Wonder Mine located near Lake City, Colorado. Richmont will have sixty days from the date of the Agreement in which to complete its evaluation of the Golden Wonder and exercise an option to enter into a joint venture with the Company for the further development and exploration of the Mine and surrounding property.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 8 -

SUBSEQUENT EVENT (Continued)

In exchange for granting the option, the Company will receive an initial payment of $150,000 and another $150,000 at the end of the sixty-day evaluation period if Richmont elects to exercise its option.

The terms of the proposed joint venture will include, but are not limited to, three consecutive investment/funding periods by Richmont of $6 million each totaling $18 million over a 63 month period. Richmont will have the option, after the first investment/funding period, to proceed with the two subsequent investment/funding segments or withdraw from the joint venture. Richmont will not be entitled to retain any interest in the Golden Wonder until its full investment of $18 million has been contributed toward the development of the Mine or paid to the Company. Detailed terms of the joint venture will be publicly announced after the initial evaluation period has been completed and Richmont elects to exercise its option to proceed.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

For The Three Months Ended September 30, 2007 Compared to The Three Months Ended September 30, 2006.

During the quarterly periods ended September 30, 2007 and September 30, 2006, we received no royalty revenues.

Operating expenses increased from $210,715 in the quarterly period ended September 30, 2006, to $696,871 in the quarterly period ended September 30, 2007. This 231% increase was primarily due to $530,000 in settlement expenses related to our litigation with Au Mining.  Exploration, development and related costs decreased to $31,548 in the quarter ended September 30, 2007, from $89,520 in the year-ago quarter.  Officer salaries and bonus increased to $37,500 in the three months ended September 2007, from $24,870 in 2006. With a combination of decreased revenues and increased operating expenses, we realized an operating loss of $696,871 during the quarter ended September 30, 2007, as compared to operating loss of $210,715 in the comparable period in 2006.

Interest income decreased to $3,816 in the third quarter of 2007, from $6,610 in the third quarter of 2006. Interest expense totaled $4,159 and $1,870 in 2007 and 2006, respectively.  We realized a $32,566 gain on securities in the third quarter of 2007, as compared to a loss of $79,451 in the 2006 period.  Unrealized gain (loss) on securities were ($101,017) and $43,659, respectively, in these periods. We received $13,374 in other investment income in 2007, versus $9,329 in 2006.

After taking into account income tax expense of $0 and $64,066, respectively, in 2007 and 2006, net income (loss) totaled $(752,291), or $(0.06) per share, and $168,372, or $0.01 per share, respectively, during these periods.

For The Nine Months Ended September 30, 2007 Compared to The Nine Months Ended September 30, 2006.

During the nine months ended September 30, 2007, we received no royalty revenues, as compared to royalty revenue of $821,637 in the nine months ended September 30, 2006.  Due to our dispute with Au Mining, royalty revenues ceased in late 2006.

Operating expenses increased from $451,092 in the nine months ended September 30, 2006, to $1,207,163 in the nine months ended September 30, 2007. This 168% increase was primarily due to $530,000 in settlement expenses related to the litigation with Au Mining.  Exploration, development and related costs increased to $154,125 in the nine months ended September 30, 2007, from $137,802 in the year-ago quarter.  Officer salaries and bonus also increased to $112,500 in the first nine months of 2007, from $84,870 in 2006. With a combination of decreased revenues and increased operating expenses, we realized an operating loss of $1,207,163 during the nine months ended September 30, 2007, as compared to operating income of $370,545 in the comparable period in 2006.

Interest income decreased to $11,760 in the first nine months of 2007, from $18,250 in the first nine months of 2006. Interest expense totaled $8,221 and $5,610 in 2007 and 2006, respectively.  We had a gain on sale of assets in 2006 of $2,204, with no comparable gain in 2007.  We realized a $43,843 gain on securities in the first nine months of 2007, as compared to a loss of $55,012 in the 2006 period.  Unrealized gain (loss) on securities were $21,839 and ($31,197), respectively, in these periods. We received $53,177 in other investment income in 2007, versus $33,513 in 2006.

After taking into account income tax expense of $0 and $170,893, respectively, in 2007 and 2006, net income (loss) totaled $(1,084,765), or $(0.08) per share, and $161,800,  or $0.01 per share, respectively, during these periods.

Liquidity and Capital Resources

Current assets at September 30, 2007, included $143,796 in cash and $98,727 in money market funds, as compared to $403,467 and $113,619 at December 31, 2006.

During the nine months ended September 30, 2007, our operating activities used net cash of $509,671.  In the comparable period in 2006, operating activities used net cash of $127,004.  Again, this difference is due to Au Mining’s cessation of operations on our properties in late 2006.

At September 30, 2007, the Company had working capital of $694,711, as compared to working capital of $1,670,991 at December 31, 2006.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2007.

Forward-looking Statements

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

Changes in internal control over financial reporting

We had no changes in internal control over financial reporting during the quarter ended September 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as discussed below, LKA is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

1.  LKA International, Inc. v. Au Mining, Inc.  On August 27, 2007, we entered into a Settlement Agreement and Release with Au Mining, Inc.  Under the terms of the Agreement, Au Mining agreed to release all rights to the Golden Wonder Mine and the Ute Ule Mine, including all mining rights thereto, that it had under the 2003 Lease Agreement between the parties and/or Au Mining's option exercise under the parties 1997 Lease Agreement.  For more information regarding this Settlement Agreement see our 8-K Current Report dated August 24, 2007.

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

In the first quarter of 2007, the Company filed a “Notice of Intent” (NOI) with the BLM for the purpose of driving a 4,600’ exploratory drift from the Company’s unpatented claims at the valley floor into Gold Hill in the hope of intersecting the Golden Wonder vein system.  In May, 2007, the BLM informed us that this project, as proposed by the Company, does not qualify for the “NOI” process and that it wants the Company to proceed by filing a comprehensive “Plan of Operations,” which is considerably more expensive  and time-consuming. The Company believes it is clearly entitled to use the NOI process for exploratory projects of this nature and has appealed the local BLM decision to the “Interior Board of Land Appeals” (IBLA). The Administrative Law Judge ordered that hearings/proceedings be suspended until the end of November, 2007, to give the parties time to reach a compromise. We are currently engaged in this process. No settlement has yet been reached.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended September 30, 2007, we issued the following unregistered securities:

To Whom	Number of Shares	Date Issued	Consideration
Nancy Bentson-Essex	50,000	8/21/07	$3,000 in legal services

Use of Proceeds of Registered Securities

We did not have any proceeds from the sale of any registered securities during the quarterly period ended September 30, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 July 1, 2007 through July 31, 2007	0	$0	0(1)	(1)
Month #2 August 1, 2007 through August 31, 2007	500	$1.21	0(1)	(1)
Month #3 September 1, 2007 through September 30, 2007	800	$1.13	0(1)	(1)
Total	1300		0 (1)	(1)

     (1)  These shares were purchased other than through a publicly announced plan or program.  They were purchased in open-market transactions.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

On November 5, 2007, we entered into a letter agreement by which we agreed to grant to Richmont Mines, Inc., an option to acquire a 50% undivided interest in its Gold Wonder mine located in Hinsdale County, Colorado, in exchange for Richmont's payment of (i) $150,000 within 10 days of the date of the Letter Agreement; and (ii) an additional $150,000 within 60 days of the date of the Letter Agreement.  For more information on this Letter Agreement see our 8-K Current Report dated November 5, 2007.

(b)

During the quarterly period ended September 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

Exhibit Number	Description

31.1	302 Certification of Kye Abraham
31.2	302 Certification of Nanette Abraham
32	906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LKA INTERNATIONAL, INC.

Date:	November 19, 2007	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	November 19, 2007	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director