Form 10KSB
period 2007-12-31
LKA INTERNATIONAL INC /DE/
filed 2008-04-15
CIK 831355

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: December 31, 2007 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

April 11, 2008 - $5,328.09. There are approximately 5,328,089 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

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

April 11, 2008:  Common – 12,893,317

April 11, 2008:  Preferred – none

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I

3

Item 1. Description of Business

3

Item 2. Description of Property

6

Item 3. Legal Proceedings

8

Item 4. Submission of Matters to a Vote of Security Holders

9

PART II

9

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  9

Item 6. Management’s Discussion and Analysis or Plan of Operation

11

Item 7. Financial Statements.

13

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  18

Item 8A(T). Controls and Procedures.

18

Item 8B. Other Information.

18

PART III

18

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  18

Item 10. Executive Compensation

20

Item 11. Security Ownership of Certain Beneficial Owners and Management

22

Item 12. Certain Relationships and Related Transactions

23

Item 13. Exhibits

24

Item 14. Principal Accounting Fees and Services

24

SIGNATURES

25

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

On November 5, 2007, we entered into a letter agreement by which we agreed to grant to Richmont Mines, Inc., an option to acquire a 50% undivided interest in our Gold Wonder mine located in Hinsdale County, Colorado, in exchange for Richmont's payment of (i) $150,000 within 10 days of the date of the Letter Agreement; and (ii) an additional $150,000 within 60 days of the date of the Letter Agreement.  On December 21, 2007, Richmont notified the Company that it has completed its initial evaluation of the Golden Wonder mine and intends to proceed with the “Initial Commitment Period” as defined in the letter agreement.  For more information on the letter agreement see our 8-K Current Report dated November 5, 2007.

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

Business

LKA has begun the permitting process with respect to an additional exploration program at the Golden Wonder mine. Other than our plans to assist Richmont in the exploration and development of new ore zones within the Golden Wonder mine during the Initial Commitment Period of our letter agreement with Richmont, and the resolution of our environmental cleanup proceeding with the Bureau of Land Management as discussed in Part I, Item 3 of this Report, we do not currently expect to have any material operations during the next 12 months.  Our ability to proceed with exploration and development of the Golden Wonder mine under the letter agreement is subject to Richmont’s satisfactory completion of its initial exploration work and evaluation of the Golden Wonder mine

Principal Products or Services and their Markets

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

Dependence on One or a Few Major Customers

From 1998 through the second quarter of 2006, our revenues consisted solely of royalties from the mining activities of Au Mining, Inc., a Colorado corporation ("Au Mining"). In the third quarter of 2006, Au Mining ceased these activities and we do not currently have any source of revenue.  Our ability to obtain revenue in the foreseeable future will be dependent on Richmont’s exploration efforts and its decision whether to proceed with additional funding under our letter agreement.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have obtained "110d" limited impact permits from the Colorado Division of  Reclamation Mining and Safety and have posted reclamation bonds to ensure the clean-up of environmental disturbances on the Ute-Ule and Golden Wonder Properties. We are currently in compliance with all applicable permit and bonding requirements in this regard. Permits associated with an exploratory drift/tunnel at the Golden Wonder have been applied for.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

We are also required to file annual reports on Form 10-K or 10-KSB and quarterly reports on Form 10-Q or 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

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

The Colorado Division of Reclamation Mining and Safety (the "Division") requires mine operators to have permits to conduct mining activities in Colorado. The Division also requires operators to obtain a reclamation bond to ensure the clean-up of disturbances on mining properties and conducts regular inspections to make sure that the operators are in compliance with applicable environmental laws and regulations. We have obtained, and/or are in the process of obtaining, all necessary bonds and permits required by the State of Colorado and believe that we are in compliance with all laws and regulations in this regard. However, we can provide no assurance as to the impact on LKA of any future environmental laws or regulations or any governmental interpretation of existing or future laws or regulations.

The Federal Bureau of Land Management (the "BLM") has advised us of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that we do not own. The BLM has commissioned and obtained an engineering evaluation and cost analysis ("EE/CA") report on the Ute-Ule and the neighboring public lands. This EE/CA, which was prepared by Harding ESE, Inc., analyzes the current environmental state of the Ute-Ule Property and other properties in the area. The EE/CA has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. A later report commissioned by the BLM entitled “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006 projected these costs to be approximately $2.1 million. Management believes that due to LKA’s status as a de minimus participant, the Company’s actual costs associated with this effort will be substantially below BLM estimates. Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the BLM and EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the owner.

As of the date of this Report, management has had several meetings with the BLM and the Solicitor General's office in an effort to negotiate a settlement of this matter.  The Company and the BLM remain in the process of discussing and deliberating the purported environmental impacts as discussed in the engineering evaluation and cost analysis report commissioned by the BLM.  No determination of an overall site clean-up plan has yet been made by the BLM.  The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined.  The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself.  We are currently actively engaged in settlement discussions and we can not accurately predict what our ultimate liability, if any, will be. If we are unsuccessful in reaching a cost effective arrangement with the BLM and are held responsible for the entire amounts associated with the cleanup the financial consequences could render the Company insolvent.

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

On November 5, 2007, we entered into a letter agreement with Richmont Mines, Inc., under which we agreed to grant to Richmont an option to acquire a 50% undivided interest in the Golden Wonder Mine, located in Hinsdale County, Colorado.  Richmont’s exercise of this option is subject to numerous contingencies, including Richmont’s expenditure of up to $18 million in exploration, development, and related costs.  We can provide no assurance that Richmont will determine to proceed with these expenditures or the exercise of its option.  For a discussion of the Richmont letter agreement, see our Current Report on Form 8-K, dated November 5, 2007, and filed with the Securities and Exchange Commission on November 9, 2007.

Both the Ute-Ule silver mine and the Golden Wonder gold mine are vein type deposits associated with volcanic activity occurring millions of years ago during a turbulent period known in geology as Tertiary time. During this violent geologic era, most of the known precious metal mines in the State of Colorado were formed along a southwest to northeast channel or narrow band approximately 20 miles wide, which stretches in a diagonal trend from Durango in the southwest to Boulder County in the northeast. This zone has been called the Colorado Mineral Belt. Lake City, Colorado lies astride this mineral belt in a topographical cul de sac 57 miles southwest of Gunnison, Colorado. On the other side of the mountain range that encloses the cul de sac are the historic precious metal mining districts of Ouray, Telluride, Silverton and Creede, which were productive in the late 19th century.  LKA’s early exploration and development efforts in the mid-1980’s and its now-terminated Lease Purchase Agreement with Au

Mining recovered approximately 136,622 ounces of gold from the Golden Wonder, valued at approximately $46.1 million based on an average gold price of $337.52 per ounce at the time of sale.

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

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA Utah conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this production was derived from two slopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. From 1997 until the second quarter of 2006, when Au Mining discontinued production at the Golden Wonder, that entity had conducted mining operations and produced approximately 8,349 tons of ore containing 133,701 ounces of gold  from the mine's fifth and sixth levels. The value of this production at the time of sale/settlement exceeded $46 million. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average price was $337.76 per ounce.

Office Space.

We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. Effective as of January 1, 2005, we pay monthly rent of $1,300 to Abraham and Co., Inc. an NASD member broker/dealer which is controlled by our President, Kye A. Abraham. This rent includes the use of the office space, bookkeeping services, telephone, office supplies, utilities, computers and photocopiers. The office is attached to Mr. Abraham's home. The lease arrangement is a month-to-month oral lease with Mr. Abraham and the payment amount increased to $1,500 per month in 2007 to keep pace with increased costs.

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

In the first quarter of 2007, the Company filed a “Notice of Intent” (NOI) with the BLM for the purpose of driving a 4,600’ exploratory drift from the Company’s unpatented claims at the valley floor into Gold Hill in the hope of intersecting the Golden Wonder vein system.  In May, 2007, the BLM informed us that this project, as proposed by the Company, does not qualify for the “NOI” process and that it wants the Company to proceed by filing a comprehensive “Plan of Operations,” which is considerably more expensive  and time-consuming. The Company believes it is clearly entitled to use the NOI process for exploratory projects of this nature and has appealed the local BLM decision to the “Interior Board of Land Appeals” (IBLA). The Administrative Law Judge ordered that hearings/proceedings be suspended to give the parties time to reach a compromise.  We are currently actively engaged in settlement discussions with the BLM over this matter.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for our shares of common stock. Our shares are listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "LKAI"; however, management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. All of these persons have satisfied the six month holding period requirement of Rule 144. See "Sales of Unregistered Securities During the Past Three Years," of this Annual Report.

Set forth below are the high and low closing bid prices for our common stock for each quarter during our two most recent calendar years. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National

Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2006 through March 31, 2006	$0.87	$0.35
April 1, 2006 through June 30, 2006	$0.98	$0.50
July 1, 2006 through September 30, 2006	$1.90	$0.52
October 1, 2006 through December 31, 2006	$1.90	$0.66
January 1, 2007 through March 31, 2007	$1.10	$0.70
April 1, 2007 through June 30, 2007	$1.01	$0.75
July 1, 2007 through September 30, 2007	$0.80	$0.37
October 1, 2007 through December 31, 2007	$0.81	$0.40

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 518, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

Effective as of December 31, 2004, we granted to our President, Kye Abraham, options to purchase a total of one million “unregistered” and “restricted” shares of our common stock at a price of $0.25 per share, exercisable for three years.  These options expired unexercised on December 31, 2007.

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

On August 21, 2007, we issued 50,000 shares of our common stock to Nancy Bentson-Essex for legal services valued at $3,000.

On December 28, 2007, the Company’s board of directors authorized the issuance of options to purchase 1,000,000 shares of the Company’s common stock to Mr. Abraham for services previously rendered. The options have an exercise price of $0.40 per share, and have a five-year term from the date of grant.

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

Use of Proceeds of Registered Securities

We did not sell any registered securities during the calendar year ended December 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	5,450	$0.861	-0- (1)	(1)
November 1, 2007 through November 30, 2007	-0-	-0-	-0- (1)	(1)
December 1, 2007 through December 31, 2007	2,500	$1.034	-0- (1)	(1)
Total	7.950	$0.915

     (1)  These shares were purchased other than through a publicly announced plan or program.  They were purchased in open-market transactions.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the calendar year ended December 31, 2007, we received total royalty revenue of $0, compared to royalty revenue of $821,637 in 2006.  Due to our dispute with Au Mining, royalty revenues ceased during the year ended December 31, 2006, and we do not expect to receive any future revenues until production activities resume on our Properties pursuant to our letter agreement with Richmont.  The commencement of such activities is subject to numerous contingencies, and we can provide no assurance that these contingencies will be met.

Operating expenses increased from $664,753 in 2006, to $1,943,455 in 2007. This change was primarily due to settlement expenses and bad debt expense, which collectively totaled $629,180 in 2007.  In addition, general and administrative expenses increased to $502,646 in 2007, from $308,688 in the 2006 period.  Officer salaries and bonus increased to $615,092 in 2007, as compared to $127,500 in 2006. With a combination of significantly decreased revenues and significantly increased operating costs, we incurred an operating loss of $1,943,455 during the calendar year ended December 31, 2007, as compared to operating income of $156,884 in 2006.

Our total other expense decreased to $35,829 in 2007, from $51,226 in the prior year.  Interest income decreased to $14,546 in 2007, from $20,631 in 2006. Interest expense increased to $16,726 in 2007 from $12,588 in 2006.  We had $133,460 in unrealized loss on securities and $28,559 in realized gain on securities in 2007. This compares to unrealized losses and realized losses of $32,521 and $77,696, respectively, in 2006. We received $71,252 in dividend and other investment income in 2007, versus $48,744 in 2006.

After taking into account income tax benefit of $400,600 for 2007 and income tax expense of $49,673 in 2006, net income totaled $(1,578,684), or $(0.12) per share, and $55,985 , or $0.00 per share, respectively, during these periods. Our stockholders' equity of $1,052,014 at December 31, 2007, represented a decrease of approximately 49% in stockholders' equity of $2,131,312 at December 31, 2006.

Liquidity and Capital Resources

Current assets at December 31, 2007, totaled $1,168,646.  As of that date, we had $22,676 in cash and $0 in money market funds, as compared to $403,467 and $113,619 at December 31, 2006.

During fiscal 2007, our operating activities used net cash of $630,791.  In 2006, by contrast, operating activities provided net cash of $26,257.  Net cash provided by investing activities decreased to $0 in 2007, from $7,889 in the prior year.  Net cash used for financing activities increased to $280,000 in 2007, compared to $0 in 2006 and relates solely to a payment on notes payable of $280,000, which was related to the settlement of our dispute with Au Mining in August, 2007.

At December 31, 2007, the Company had working capital of $464,060, as compared to working capital of $1,670,991 at December 31, 2006.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the year ended December 31, 2007.

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

December 31, 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors

LKA International, Inc.

Gig Harbor, Washington

We have audited the consolidated balance sheet of LKA International, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA International, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of LKA International, Inc.'s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 14, 2008

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet

ASSETS

December 31, 2007
CURRENT ASSETS

Cash	$22,676
Prepaid expenses	24,048
Income tax refund receivable (Note 1)	244,890
Due from affiliates, net of allowance (Note 4)	32,263
Notes receivable, net of allowance (Note 5)	57,896
Accrued interest receivable, net of allowance (Note 1)	9,020
Deferred tax asset (Note 1)	56,900
Investments in trading securities	720,953
Total Current Assets	1,168,646

FIXED ASSETS

Land, equipment and mining claims (Notes 2 and 3)	512,424
Accumulated depreciation (Note 2)	(80,600)
Total Fixed Assets, Net of Accumulated Depreciation	431,824

OTHER NON-CURRENT ASSETS

Reclamation Bonds	63,835
Deferred tax asset (Note 1)	155,710
Total Other Non-Current Assets	219,545
TOTAL ASSETS	$1,820,015

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

December 31, 2007
CURRENT LIABILITIES

Accounts payable	$77,115
Margin trading account	86,526
Note payable	10,000
Notes payable - related party (Note 4)	62,803
Accrued interest payable - related party (Note 4)	68,142
Deferred gain (Note 11)	150,000
Settlement payable (Note 7)	250,000
Total Current Liabilities	704,586

NON-CURRENT LIABILITIES
Asset retirement obligation (Note 3)	63,415
Total Non-Current Liabilities	63,415
Total Liabilities	768,001

Commitments and Contingencies (note 8)

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 12,890,498 shares issued, 12,803,251 shares outstanding	12,891
Additional paid-in capital	7,224,062
Treasury stock; 87,247 shares at costs	(86,692)
Accumulated deficit	(6,098,247)
Total Stockholders' Equity	1,052,014
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,820,015

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006
REVENUES
Royalty revenue	$-	$821,637
Total Revenues	-	821,637

OPERATING EXPENSES
General and administrative	502,646	308,688
Exploration, development and related costs	196,537	228,565
Settlement expense (Note 7)	530,000	-
Bad debt expense (Note 1)	99,180	-
Officer salaries and bonus (Note 4)	615,092	127,500
Total Operating Expenses	1,943,455	664,753
OPERATING INCOME	(1,943,455)	156,884

OTHER INCOME (EXPENSE)
Interest expense	(16,726)	(12,588)
Interest income	14,546	20,631
Gain on sale of assets	-	2,204
Unrealized (loss) on securities	(133,460)	(32,521)
Realized gain (loss) on securities	28,559	(77,696)
Dividend and other investment income	71,252	48,744
Total Other Income (Expense)	(35,829)	(51,226)

INCOME (LOSS)PRIOR TO INCOME TAX EXPENSE	(1,979,284)	105,658
INCOME TAX EXPENSE (BENEFIT)(Note 1)	(400,600)	49,673
NET INCOME (LOSS)	$(1,578,684)	$55,985
BASIC NET INCOME (LOSS) PER SHARE	$(0.12)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	12,844,060	12,808,694
DILUTED NET INCOME (LOSS) PER SHARE	$(0.12)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,844,060	14,808,694

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2005	12,860,498	12,861	(22,387)	(12,187)	6,686,700	(4,575,548)

Issuance of common stock for services at $0.91 per share	30,000	30			27,270	-

Repurchase and cancellation (150,000) (150) - - (14,850) - Of common stock	(150,000)	(150)	-	-	(14,850)	-

Repurchase of common stock	-	-	(41,540)	(48,799)	-	-

Net income for the year ended December 31, 2006	-	-	-	-	-	55,985
Balance, December 31, 2006	12,740,498	$12,741	(63,927)	$(60,986)	$6,699,120	$(4,519,563)

Issuance of common stock for services at $0.80 per share	100,000	100	-	-	79,900	-

Issuance of common stock for services at $0.60 per share	50,000	50	-	-	29,950	-

Issuance of 1,000,000 options for the purchase of common stock to officer for services	-	-	-	-	415,092	-

Repurchase of common stock	-	-		(23,320)	(25,706)	-

Net loss for the year ended December 31, 2007	-	-		-	-	(15,78,684)
Balance, December 31, 2007	12,890,498	$12,891	(87,247)	$(86,692)	$7,224,062	$(6,098,247)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,578,684)	$55,985
Items to reconcile net income to net cash provided by operating activities:
Unrealized loss on investments	133,460	32,521
Realized (gain) loss on investments	(28,559)	77,696
Bad debt expense	99,180	-
Investment purchases	(803,359)	(882,697)
Investment proceeds	1,160,099	577,732
Note payable for settlement expense	530,000	-
Depreciation expense	20,830	20,830
Accretion of asset retirement obligation	1,722	1,655
Common stock issued for services	110,000	27,300
Common stock repurchased and cancelled	-	(15,000)
Options issued for services	415,092	-
Treasury stock purchased	(25,706)	(48,799)
Changes in operating assets and liabilities
Decrease in royalties receivable	-	248,560
Decrease in money market accounts	200,145	44,649
(Increase) in prepaid and other assets	(1,007)	(530)
(Increase) decrease in due to/from affiliate	(126)	(129)
(Increase) in interest receivable	(9,843)	(9,737)
(Increase) in net deferred tax assets and liabilities	(189,055)	(5,474)
Increase in accounts payable	4,001	63,405
Increase (decrease) in accrued expenses	13,514	(18,720)
Increase in deferred gain	150,000	-
Increase (decrease) in income taxes payable	(302,495)	(142,990)
Net Cash Provided (Used) by Operating Activities	(100,791)	26,257

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from notes receivable	-	5,685
Proceeds from sales of assets	-	2,204
Net Cash Provided by Investing Activities	$-	$7,889

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES

Payment on notes payable	$(280,000)	$-
Net Cash Used by Financing Activities	(280,000)	-

NET INCREASE (DECREASE) IN CASH	(380,791)	34,146

CASH AT BEGINNING OF PERIOD	403,467	369,321
CASH AT END OF PERIOD	$22,676	$403,467

CASH PAID FOR:

Interest	$3,213	$6,308
Income Taxes	$94,107	$187,192

NON-CASH INVESTING AND FINANCING ACTIVITIES

Notes receivable issued in exchange for previous notes receivable and related interest	$11,314	$11,314

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA International, Inc. (the Company), a Delaware corporation and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation.  The Company was incorporated on March 15, 1988, under the laws of the State of Delaware. The Company was engaged in several natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return. The Company exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado. The Company is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities (See Note 11).

a.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a calendar year-end.

b.

Basic and Diluted Income Per Share

	For the Years Ended December 31,
	2007	2006
Net income (loss) (numerator)	$(1,578,684)	$55,985
Weighted average number of shares outstanding - basic (denominator)	12,844,060	12,808,694
Basic income (loss) per share	$(0.12)	$0.00

Weighted average number of shares outstanding - diluted (denominator)	12,844,060	14,808,694
Diluted income (loss) per share	$(0.12)	$0.00

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

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Colorado.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

The provision for income taxes for the years ended December 31, 2007 and 2006 consist of the following:

	2007	2006
Current -
Federal	$(179,772)	$42,560
State	(31,734)	7,113
Deferred-
Federal	(161,296)	-
State	(27,798)	-
Total provision for income taxes	$(400,600)	$49,673

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Net operating loss carry forward	$159,623	$-
Accrued expenses	23,168	18,080
Allowance for bad debts	33,721	-
Depreciation	(3,863)	5,525
Valuation allowance	-	-
Net deferred tax asset	$212,649	$23,555

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Income Taxes (Continued)

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006
Pre-tax book income (loss)	$(668,400)	$34,155
State income taxes	-	(2,280)
Meals and entertainment	1,230	430
Unrealized loss	45,375	10,512
Stock for services	37,400	535
Options issued for services	141,135	-
Related party accruals	4,593	2,030
Penalties and other	218	-
Depreciation	(370)	1,583
Accretion	585	-
Allowance for doubtful accounts	33,721	-
Net operating loss carry forward	159,623	-
Net operating loss carry back	244,890	-
Federal Income Tax	$-	$46,965

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

At December 31, 2007, the Company has recognized an income tax receivable totaling $244,890 relating to a net operating loss carry back expected to be recovered from income taxes paid in prior periods.

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

December 31, 2007

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

k.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of payments on accounts, notes and accrued interest receivable. This assessment requires judgment regarding the ability of customers to pay the amounts owed to the Company. The allowance activity for the years ended December 31, 2007 and 2006 was as follows (See Notes 4 and 5):

	2007	2006
Beginning Balance	$-	$ -
Allowance for 50% of Notes Receivable	57,897	-
Allowance for 50% of Accounts Receivable	32,263	-
Allowance for 50% of Accrued Interest Receivable	9,020	-
Ending Balance	$90,180	$ -

l.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155, which was adopted by the Company on January 1, 2007. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.

New Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which was adopted by the Company on January 1, 2007. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109”, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48on January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). The Company adopted the recognition and related disclosure provisions of SFAS No. 158 as of December 31, 2006. SFAS No. 158 also requires that an employer measure plan assets and obligations as of the end of

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.

New Accounting Pronouncements (continued)

the employer’s fiscal year, eliminating the option in SFAS No. 87 and SFAS No. 106 to measure up to three months prior to the financial statement date. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

m.

Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2007, with no effect on previously reported net income or stockholder’s equity.

NOTE 2 -

FIXED ASSETS

Fixed assets and depreciation for the period are as follows:

December 31, 2007
Fixed assets:

Land	$376,442
Mining claims	12,137
Automobile	66,923
Unamortized asset retirement obligation (Note 3)	56,922
Total fixed assets	$512,424

Depreciation expense for the years ended December 31, 2007 and 2006 was $20,830 and $20,830, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

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

The Company calculates it’s estimated AROs for final reclamation and mine closure based upon anticipated amounts and timing of future cash expenditures for a third party to perform the required work.  Spending estimates have been escalated for inflation (estimated at 1.93% per annum), then discounted at the credit-adjusted risk-free rate (estimated at 4.09% per annum at September 18, 2003).  The Company recorded an ARO asset associated with the liability and amortizes the asset over its expected life using the strait-line depreciation method.  The ARO liability is being accreted to the projected spending date.  Changes in estimates could occur due to mine plan revisions, changes in estimated costs, and changes in the timing of the performance of reclamation activities. No such changes have been made through December 31, 2007.

During the fourth quarter of 2004, the Company revised its assessment of the anticipated productivity of the Ute Ule mine, and determined that the mine would not be subject to further development or mining activity. As a result, the entire ARO asset associated with the Ute Ule mine was written off.

Accretion expense for the years ended December 31, 2007 and 2006 was $1,722 and $1,655, respectively.

NOTE 4 -

RELATED PARTY TRANSACTIONS

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2007.  Accrued interest related to this note totaled $53,606 as of December 31, 2007.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2007.  Accrued interest related to this note totaled $7,303 as of December 31, 2007.

The Company pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes the Company’s securities transactions and manages its investment portfolio.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 4 -

RELATED PARTY TRANSACTIONS (Continued)

From 2002 to 2007, the Company advanced $64,526 to various parties in the form of legal payments associated with activities unrelated to the operation of the Company. The counterparties are considered to be affiliates of the Company as they are represented, collectively, by an officer of the Company. These advances are due upon demand and non-interest bearing. As of December 31, 2007, and due to the current market conditions and uncertainty as to the timing of any eventual repayment, the Company has elected to record an allowance equivalent to 50% of the outstanding balance, or $32,263.

On December 31, 2003, the Company’s board of directors authorized the issuance of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered. The shares were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and have a three-year term from the date of grant. See Note 9.

During March 2006, the Company sold a sapphire gem to an officer and shareholder in exchange for $2,204 in cash. The gem has been in the possession of the company for over fifteen years and had previously been written-off for financial reporting purposes.  As such, the entire cash receipt was recorded as a current period (2006) gain on sale.

During the year ended December 31, 2007, the Company awarded $50,000 in bonuses to an officer and shareholder related to the execution of the option agreement to grant Richmont Mines a 50% joint venture interest in the Golden Wonder Mine (see Note 11).  As of December 31, 2007, this amount has been paid in full.

On December 28, 2007, the Company’s board of directors authorized the issuance of options to purchase 1,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered. The options have an exercise price of $0.40 per share, and have a five-year term from the date of grant. See Note 9.

NOTE 5 - NOTES RECEIVABLE

In October 2003, the Company loaned $99,997 to seven individuals. These notes accrued interest at 8.5% per annum and were due in full by December 15, 2004.

On December 15, 2004, all seven of the above notes receivable were exchanged for new notes totaling $110,164.  The new notes extended the term of the previous notes through December 15, 2005 and have face values equivalent to the full value of all prior notes plus all associated accrued interest.

On March 1, 2006, all seven of the notes were again exchanged for new notes. The new notes extended the term of the previous notes through March 1, 2007, and had face values equivalent to the full value of all prior notes plus all associated accrued interest.  All of the replacement notes accrue interest at 8.5% per annum, and were due in full on March 1, 2007.

On May 16, 2006, one of the notes receivable was paid in full in the amount of $5,785, including accrued interest.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 5 - NOTES RECEIVABLE (Continued)

The total remaining principal amount of these notes receivable plus related accrued interest totaled $133,833 at December 31, 2007. Although the Company has verbally agreed to extend the due date of these notes through December 31, 2007, no repayments have yet been received. As such, the Company has determined it necessary to record an allowance equivalent to 50% of the outstanding principle and accrued interest balances. This determination was based upon current market conditions and uncertainty as to the timing of any eventual repayment. The total associated allowance as of December 31, 2007, was $66,916.

NOTE 6 -

NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis (“EE/CA”) report on the Ute-Ule and the neighboring public lands. The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of December 31, 2007, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

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

SETTLEMENT OF LITIGATION

On October 6, 2006, the Company received a letter from counsel for Au Mining (AUM), lease and operator of the Golden Wonder Mine, and its principals, demanding immediate payment of $740,000, with interest alleged to be due to them under the lease agreement with AUM.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 7 -

SETTLEMENT OF LITIGATION (Continued)

The lease agreement with AUM provided for the payment of $5,000 each to AUM’s principals every month for work on the anticipated lower level development of the Golden Wonder mine until the commencement of commercial mining thereon.

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

On August 24, 2007, the Company entered into a settlement agreement with AUM. Under the terms of the agreement, AUM agreed to release all rights to the Golden Wonder Mine and the Ute Ule Mine, including all mining rights thereto, that it had under the 2003 Lease Agreement between the parties and/or AUM's option exercise under the parties' 1997 Lease Agreement. The Company agreed to pay to AUM the sum of $280,000 within 60 days of the date of the agreement, with the payment of an additional $250,000 payable 12 months from the date of the agreement. The Company remitted the $280,000 payment to AUM on October 22, 2007.

On August 24, 2007, the Company executed a promissory note evidencing the remaining obligation of $250,000. The note bears interest at the rate of eight percent, includes a late fee of five percent of the balance due, and has no prepayment penalty. As of December 31, 2007, the Company has recorded associated interest expense (and liability) of $7,233.

In connection with the agreement, the Company has executed a Royalty Agreement under which it is to pay to AUM a net smelter royalty of six percent on all future proceeds received from materials produced from the Golden Wonder Mine, with all royalty payments to cease once AUM has received total royalty payments of $12,647,505. The parties have further agreed to dismiss with prejudice all claims and counterclaims made in Case No. 2006 CV 05, filed in the District Court of Colorado, Hinsdale County. In addition, AUM has agreed to grant the Company subterranean access to the Golden Wonder Mine through its Red Cloud patented mining claim for an annual fee of $1,000 during the years that such easement is used.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 8 -

COMMITMENTS AND CONTINGENCIES

Except as discussed below and in Notes 6 and 7, the Company is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

NOTE 9 -

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

At its annual meeting held on December 31, 2003, the Company’s Board of Directors authorized the grant of the 2004 Options in 2004 and the grant of the 2005 Options in 2005, but due solely to administrative oversight, neither the grant of the 2004 Options nor the grant of the 2005 Options were ever formally documented in the years that they were intended to be granted.  As a result, neither the Company’s audited financial statements for the calendar years ended December 31, 2004, and December 31, 2005, nor its Annual Reports on Form 10-KSB for those calendar years indicated that either the 2004 Options or the 2005 Options had been granted.  The Company has amended the disclosure in these Annual Reports accordingly.

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

On December 28, 2007, the Company’s board of directors authorized an additional issuance of options to purchase 1,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered. The options have an exercise price of $0.40 per share, and have a five-year term from the date of grant.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 9 -

STOCK-BASED COMPENSATION (Continued)

Treatment and Pro Forma Results

On January 1, 2006, the Company adopted SFAS No. 123(R), requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes SFAS No. 123 and APB No. 25. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123, which did not require compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% (or greater) of the common stock fair market value on the date of the grant.  Awards granted after January 1, 2006, will be valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over  the  service  periods of each  award.  Additionally, SFAS  No. 123R  requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” There were no unvested amounts associated with previously issued (employee) options as of January 1, 2006. As such, the adoption of this new accounting guidance did not have an impact to the Company’s current or previously reported financial information.

As of January 1, 2006, and until December 28, 2007, the Company had two (employee) option awards outstanding, representing a total of 2,000,000 options to purchase shares of the Company’s common stock. The Company estimated the fair values of these stock option awards granted on December 31, 2004, and December 31, 2005,  using a Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 110% and 138%, risk-free interest rates ranging from 3.2% to 4.4%, weighted average expected option lives of 3 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. All 1,000,000 of the 2004 options expired on December 31, 2007, without having been exercised.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 9 -

STOCK-BASED COMPENSATION (Continued)

Treatment and Pro Forma Results (continued)

If the fair value provision of SFAS No. 123R would have been applied to all stock-based compensation for periods prior to January 1, 2006, net income and earnings per share would have been changed to the pro forma amounts shown in the following table for the years indicated as follows:

                                                                                                For the Years Ended

                                                                                                      December 31,

	2007	2006
Previously reported net income	$(1,578,684)	$55,985
Pro forma net income	$(1,578,684)	$55,985
Weighted average shares - basic	12,844,060	12,808,694
Earnings per share - basic	$(0.12)	$0.00
Weighted average shares - diluted	12,844,060	14,808,694
Earnings per share - diluted	$(0.12)	$0.00

Issuance of Options Since Adoption of SFAS No. 123R

On December 28, 2007, the Company issued an additional (employee) option award for a total of 1,000,000 options to purchase shares of the Company’s common stock. The Company estimated the fair values of these stock option awards using a Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 131%, a risk-free interest rate of 3.52%, a weighted average expected option life of 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. The resulting fair value estimate, net of tax, totaled $415,092. This amount was recorded as a current period expense during the fourth quarter of 2007.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 9 -

STOCK-BASED COMPENSATION (Continued)

Treatment and Pro Forma Results (continued)

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2007 and 2006:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2005	2,000,000	$0.39

Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2006	2,000,000	0.39

Granted	1,000,000	0.40
Exercised	-	-
Expired	(1,000,000)	-
Options outstanding at December 31, 2007	2,000,000	$0.48

NOTE 10 -

OTHER EQUITY TRANSACTIONS

On February 22, 2007, the Company issued 100,000 shares of common stock, at $0.80 per share, to consultants for services rendered during the first quarter of 2007.

On February 22, 2007, the Company authorized the issuance of 200,000 warrants to consultants for the purchase of equivalent shares of the Company’s common stock at $0.80 per share. The grant of these warrants is contingent upon the completion of certain activities related to exploration and remediation milestones related to the Company’s Golden Wonder and Ute Ulay mines in Hinsdale County, Colorado. As of December 31, 2007, these contingencies have not been met, and, therefore, the warrants have not been granted. The warrants will expire five years from the date of their issuance.

On August 21, 2007, the Company issued 50,000 shares of common stock, at $0.60 per share, to an attorney for services rendered in relation to the Au Mining litigation.

NOTE 11 -

SIGNIFICANT EVENTS

On November 5, 2007, the Company entered into an agreement with Richmont Mines Inc. which grants Richmont an option to earn a 50% joint-venture interest in the Company’s Golden Wonder Mine located near Lake City, Colorado. Richmont had sixty days from the date of the agreement in which to complete its evaluation of the Golden Wonder Mine and exercise an option to enter into a joint venture with the Company for the further development and exploration of the mine and surrounding property.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 11 -

SIGNIFICANT EVENTS (Continued)

On December 21, 2007, Richmont notified the Company that it has completed its initial evaluation of the Golden Wonder Mine and intends to proceed with the “Initial Commitment Period” of an option to acquire a 50% joint venture interest in the mine. During this Initial Commitment Period, Richmont will be required to invest $3 million in certain project-related expenditures prior to September 1, 2008. Included in this amount will be expenditures for exploration and development within the mine as well as approximately $550,000 to, or on behalf of, the Company for option fees, litigation settlement costs and project-related finder’s fees. Also included will be certain amounts for permit compliance work at the mine.

Once Richmont completes its obligations under the Initial Commitment Period it will have the option, but not the obligation, to proceed with a formal joint venture in which Richmont can earn a 50% interest in the Golden Wonder Mine, subject to additional “Option Expenditures” totaling $15 million over a maximum, sixty-four month period. In the event Richmont fails to complete any of the Option Expenditures within certain specified time periods the shortfall will be paid directly to LKA in cash.

Richmont may (at any time) relinquish the option and its rights under the agreement for any reason including not having identified sufficient mineralized resource to justify, in Richmont's discretionary view, the development and construction of the infrastructure required for exploitation. If Richmont so relinquishes, or if the agreement is otherwise terminated for any reason, Richmont shall forfeit all amounts paid or spent prior to the termination and make any payment then due to LKA under the agreement (i.e. unfunded commitment amounts as defined in the Agreement. Richmont would not retain any right, title, or interest in and to the agreement, any purchased property or related assets.

The Company has recognized all direct cash payments received from Richmont as deferred gains. These amounts, totalling $150,000 as of December 31, 2007, will be recorded as a period gain only upon the completion (by Richmont) of the associated Commitment Period. An additional payment, also for $150,000, was received by the Company on January 9, 2008.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation we concluded that information required to be disclosed is appropriately recorded, processed, summarized, communicated and reported to allow for required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that such internal controls have operated effectively for the year ended December 31, 2007.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period covered by this Annual Report.

Item 8B. Other Information.

None.

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

Business Experience

Kye Abraham, President, Chairman of the Board Mr. Abraham is 49 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered NASD broker/dealer. Mr. Abraham is also the Managing Partner of Caldera.

Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 50, and, until recently was  employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991. . She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

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

On May 10, 2007, Kye Abraham filed a Form 4 with respect to his purchase an option to purchase 1,000,000 shares at $0.25 until December 31, 2007, and an additional option to purchase 1,000,000 shares at $0.55 until December 31, 2008.

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

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/07 12/31/06 12/31/05	$127,500 $127,500 $120,000	$50,000 0 $25,000	0 0 0	(1) 0 (2)	0 0 0	0 0 0	0 0 0	$177,500 $127,500 $145,000
Nannette Abraham Sec./Treas Director	12/31/07 12/31/06 12/31/05	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) On December 31, 2005, our Board of Directors resolved to grant to Mr. Abraham an option to purchase up to 1,000,000 "unregistered" and "restricted" shares of our common stock at a price of $0.55 per share, exercisable for three years.

(2)  On December 28, 2007, our Board of Directors resolved to grant to Mr. Abraham an option to purchase up to 1,000,000 “unregistered” and “restricted” shares of our common stock at a price of $0.40 per share, exercisable for five years.

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

(1)  Effective as of December 31, 2004, and December 31, 2005, respectively, the Company granted to Mr. Abraham options to purchase: (i) up to 1,000,000 “unregistered” and “restricted” shares of common stock at a price of $0.25 per share; and (ii) up to 1,000,000 “unregistered” and “restricted” shares of common stock at a price of $0.55 per share.  All of these options were exercisable for a period of three years, and all of the options that were granted on December 31, 2004, expired on December 31, 2007.  On December 28, 2007, our Board of Directors resolved to grant to Mr. Abraham an option to purchase up to 1,000,000 “unregistered” and “restricted” shares of our common stock at a price of $0.40 per share, exercisable for five years.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock .

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	7,783,577(1)	60.4%

(1) Consists of 1,274,535 shares that are held directly by Mr. And Ms. Abraham and 6,434,042 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director and 75,000 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of April 11, 2008:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	7,783,577(1)	60.4%
Common Stock	Nanette Abraham	(2)

(1) Consists of 1,274,535 shares that are held directly by Mr. And Ms. Abraham and 6,434,042 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director and 75,000 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.

(2) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 7,783,577 shares that Mr. Abraham beneficially owns.

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

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2007.  Accrued interest related to this note totaled $53,606 as of December 31, 2007.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2007.  Accrued interest related to this note totaled $7,303 as of December 31, 2007.

The Company pays a company owned by Mr. Abraham $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes the Company’s securities transactions and manages its investment portfolio.

From 2002 to 2007, the Company advanced $64,526 to various parties in the form of legal payments associated with activities unrelated to the operation of the Company. The counterparties are considered to be affiliates of the Company as they are represented, collectively, by an officer of the Company. These advances are due upon demand and non-interest bearing. As of December 31, 2007, and due to the current market conditions and uncertainty as to the timing of any eventual repayment, the Company has elected to record an allowance equivalent to 50% of the outstanding balance, or $32,263.

On December 31, 2003, the Company’s board of directors authorized the issuance of options to purchase 2,000,000 shares of the Company’s common stock to Mr. Abraham for services previously rendered. The options were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and have a three-year term from the date of grant.  All of the options that were granted on December 31, 2004, expired on December 31, 2007.

During March 2006, the Company sold a sapphire gem to an officer and shareholder in exchange for $2,204 in cash. The gem has been in the possession of the company for over fifteen years and had previously been written-off for financial reporting purposes.  As such, the entire cash receipt was recorded as a current period (2006) gain on sale.

During the year ended December 31, 2007, the Company awarded $50,000 in bonuses to Mr. Abraham in connection with the execution of the letter agreement to grant Richmont Mines an option to purchase a 50% joint venture interest in the Golden Wonder Mine.

On December 28, 2007, the Company’s board of directors authorized the issuance of options to purchase 1,000,000 shares of the Company’s common stock to Mr. Abraham for services previously rendered. The options have an exercise price of $0.40 per share, and have a five-year term from the date of grant.

Parents of the Issuer

LKA has no parents, except to the extent that Mr. Abraham may be deemed to be its parent by virtue of his beneficial ownership of approximately 60.1% of its issued and outstanding shares.

Transactions with Promoters and control persons

Except as indicated under the heading "Transactions with Related Persons," during the calendar years ended December 31, 2007 and 2006, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which LKA or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits

Exhibits

Exhibit Number	Description (1)
3.1	Certificate of Incorporation (2)
3.2	By-laws (2)
10.1	Settlement Agreement and Release with Au Mining, Inc. (3)
10.2	Letter Agreement with Richmont Mines, Inc. (4)
14	Code of Conduct (5)
31.1	302 Certification of Kye Abraham
31.2	302 Certification of Nanette Abraham
32	906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Summaries of all exhibits contained within this Report are modified in their entirety by reference to these exhibits.

(2)  Incorporated by reference to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed with the Securities and Exchange Commission on February 11, 2003.

(3)  Incorporated by reference to our Current Report on Form 8-K dated August 24, 2007, filed with the Securities and Exchange Commission on August 27, 2007.

(4)  Incorporated by reference to our Current Report on Form 8-K dated November 5, 2007, filed with the Securities and Exchange Commission on November 9, 2007.

(5) Incorporated by reference to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2004.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2007, and 2006:

Fee Category	2007	2006
Audit Fees	$26,100	$21,000
Audit-related Fees	$0	$0
Tax Fees	$1,900	$5,230
All Other Fees	$0	$0
Total Fees	$28,000	$26,230

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

LKA INTERNATIONAL, INC.

Date:	April 15, 2008	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

LKA INTERNATIONAL, INC.

Date:	April 15, 2008	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	April15, 2008	By:	/s/Nanette Abraham

Nanette Abraham, Secretary, Treasurer and Director