Form 10-Q
period 2008-03-31
LKA INTERNATIONAL INC /DE/
filed 2008-05-15
CIK 831355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-17106

LKA INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	91-1428250
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3724 47th Street Ct. N.W.

Gig Harbor, Washington 98335

(Address of Principal Executive Offices)

(253) 851-7486

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  March 31, 2008 - 12,803,251 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	March 31, 2008	December 31, 2007
CURRENT ASSETS:	(Unaudited)
Cash	$32,464	$22,676
Prepaid expenses	16,502	24,048
Income tax refund receivable	244,890	244,890
Due from affiliates, net of allowance (Note 4)	32,263	32,263
Notes receivable, net of allowance	57,896	57,896
Accrued interest receivable, net of allowance	10,250	9,020
Deferred tax asset	59,500	56,900
Investments in trading securities	747,327	720,953

Total Current Assets	1,201,092	1,168,646

FIXED ASSETS
Land, equipment and mining claims	512,424	512,424
Accumulated deprecation	(85,196)	(80,600)

Total Fixed Assets, Net of Accumulated Depreciation	427,228	431,824

OTHER NON-CURRENT ASSETS
Reclamation bonds	63,835	63,835
Deferred tax asset	221,600	155,710

Total Other Non-Current Assets	285,435	219,545

TOTAL ASSETS	$1,913,755	$1,820,015

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2008	December 31, 2007
CURRENT LIABILITIES	(Unaudited)
Accounts Payable	$63,794	$77,115
Margin trading account	78,216	86,526
Note payable	10,000	10,000
Notes payable - related party	62,803	62,803
Accrued interest payable - related party	74,698	68,142
Deferred gain (Note 7)	333,549	150,000
Settlement payable	250,000	250,000

Total Current Liabilities	873,060	704,586

NON-CURRENT LIABILITIES
Asset retirement obligation	63,863	63,415

Total Non-Current Liabilities	63,863	63,415

Total Liabilities	936,923	768,001

Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,890,498 shares issued and 12,803,251 shares outstanding respectively	12,891	12,891
Additional paid-in capital	7,224,062	7,224,062
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(6,173,429)	(6,098,247)

Total Stockholders' Equity	976,832	1,052,014

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,913,755	$1,820,015

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	76,986	188,927
Exploration, development and related costs	58,196	58,457
Bad debt expense	1,230	-
Officer salaries and bonus	37,500	37,500
Total Operating Expenses	173,912	284,884
OPERATING INCOME	(173,912)	(284,884)

OTHER INCOME (EXPENSE)
Interest expense	(8,490)	(1,870)
Interest income	2,502	4,871
Realized gain on securities	-	10,963
Unrealized gain (loss) on securities	15,251	(21,722)
Other investment income	20,977	18,030
Total Other Income (Expense)	30,240	10,272

NET LOSS BEFORE TAXES	(143,672)	(274,612)
INCOME TAX BENEFIT	68,490	-
NET LOSS	$(75,182)	$(274,612)
BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,890,498	12,781,609
NET LOSS PER SHARE	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2007	12,890,498	$12,891	(87,247)	$(86,692)	$7,224,062	$(6,098,247)

Net loss for the three months ended March 31, 2008, (unaudited)	-	-	-	-	-	(75,182)

Balance, March 31, 2008 (unaudited)	12,890,498	$12,891	(87,247)	$(86,692)	$7,224,062	$(6,173,429)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,182)	$(274,612)
Items to reconcile net income to net cash provided (used) by operating activities:
Accretion of environmental remediation costs	448	430
Depreciation and amortization	4,596	5,208
Unrealized (gain) loss on investments	(20,051)	21,722
Realized (gain) on investments	-	(10,963)
Bad debt	1,230	-
Investment purchases	(6,323)	(246,092)
Investment proceeds	-	214,438
Treasury stock repurchased	-	(9,692)
Common stock issued for services	-	80,000
Changes in operating assets and liabilities
(Increase) in interest receivable	(2,461)	(2,400)
Increase in prepaid and other assets	7,546	7,070
(Decrease) in accounts payable	(13,320)	(15,070)
(Increase) decrease in money market funds	(8,310)	26,966
Increase in accrued expenses	6,556	1,571
(Increase) in net deferred tax assets and liabilities	(68,490)	-
Increase in deferred gain	183,549	-
Net Cash Provided (Used) by Operating Activities	9,788	(201,424)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	9,788	(201,424)

CASH AT BEGINNING OF PERIOD	22,676	403,467

CASH AT END OF PERIOD	$32,464	$202,043

CASH PAID FOR:
Interestt	$349	$300
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008 and December 31, 2007

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2008.  Accrued interest related to this note totaled $55,026 and $53,606 as of March 31, 2008 and December 31, 2007, respectively.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2008.  Accrued interest related to this note totaled $7,453 and $7,303 as of March 31, 2008 and December 31, 2007, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008 and December 31, 2007

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

The total remaining principal amount of these notes receivable plus related accrued interest totaled $136,293 and $133,833 at March 31, 2008 and December 31, 2007, respectively.  All of the replacement notes are secured by common stock owned by the president of the Company, accrue interest at 8.5% per annum, and were due in full on March 1, 2007.  The Company has verbally agreed to extend the due date of these notes past December 31, 2007 and no repayments have yet been received.  As such, the Company has determined it necessary to record an allowance equivalent to 50% of the outstanding principle and accrued interest balances.  This determination was based upon current market conditions and uncertainty as to the timing of any eventual repayment.  The total associated allowance as of March 31, 2008 and December 31, 2007 was $68,147 and $66,916, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008 and December 31, 2007

NOTE 4 -

COMMITMENTS AND CONTINGENCIES

Notification of Possible Environmental Remediation

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised the Company of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that the Company does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis (“EE/CA”) report on the Ute-Ule and the neighboring public lands.  The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000.  The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans.  Once these tasks are completed, the BLM will then enter into the process of implementing those plans.  As of March 31, 2008, the Company and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA.  No determination of an overall site clean-up plan has yet been made by the BLM.

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

On or about October 27, 2006, the Company filed a Complaint for Declaratory Judgment against AUM. It seeks a declaratory judgment that the Company has no obligation to make payments under the lease agreement because the new

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008 and December 31, 2007

NOTE 5 -

SETTLEMENT OF LITIGATION (CONTINUED)

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

On August 24, 2007, the Company executed a promissory note evidencing the remaining obligation of $250,000.  The note bears interest at the rate of eight percent, includes a late fee of five percent of the balance due, and has no prepayment penalty.  As of March 31, 2008, the Company has recorded associated interest expense (and liability) of $12,219.

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

NOTE 6 -

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment, requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes SFAS No. 123 and APB No. 25.  Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123, which did not require compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% (or greater) of the common stock fair market value on the date of the grant.  Awards granted after

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008 and December 31, 2007

NOTE 6 -

STOCK-BASED COMPENSATION (CONTINUED)

January 1, 2006, are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award.  Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  There were no unvested amounts associated with previously issued (employee) options as of January 1, 2006.  As such, the adoption of this new accounting guidance did not have an impact to the Company’s current or previously reported financial information.

The Company’s board of directors authorized the issuance of options to purchase 2,000,000 shares of the Company’s common stock to an officer and shareholder for services previously rendered on December 31, 2003.  The options were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005.  The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and have a three-year term from the date of grant. None of the options have been exercised as of March 31, 2008.

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

The following table summarizes the options outstanding and associated activity for the three months ended March 31, 2008 and the year ended December 31, 2007:

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008 and December 31, 2007

NOTE 6 -

STOCK-BASED COMPENSATION (CONTINUED)

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2007	2,000,000	$0.48
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding at March 31, 2008	2,000,000	$0.48

NOTE 7 -

SIGNIFICANT EVENTS

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

The Company has recognized direct cash payments totaling $333,549 from Richmont as of March 31, 2008.  These amounts will be recorded as a period gain only upon the completion (by Richmont) of the associated Commitment Period.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008 and December 31, 2007

NOTE 8 -

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

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Results of Operations

During the quarter year ended March 31, 2008 and 2007, we received total royalty revenue of $0.  Due to our dispute with Au Mining, royalty revenues ceased during the year ended December 31, 2006, and we do not expect to receive any future revenues until production activities resume on our Properties pursuant to our letter agreement with Richmont.  The commencement of such activities is subject to numerous contingencies, and we can provide no assurance that these contingencies will be met.

Operating expenses decreased from $284,884 in the quarter ended March 31, 2007, to $173,912 in the quarter ended March 31, 2008. This change was primarily due to a decrease in general and administrative expenses of $111,941.  Officer salaries and bonus remained the same at $37,500 in the 2008 quarter.  With a combination of significantly decreased revenues and decreased operating costs, we incurred an operating loss of $173,912 during the quarter ended March 31, 2008, as compared to an operating loss of $284,884 in the quarter ended March 31, 2007.

Our total other expense increased to $30,240 in the March 31, 2008 quarter, from $10,272 in the year-ago period.  Interest income decreased to $2,502 in 2008, from $4,871 in 2007.  Interest expense increased to $8,490 in 2008 from $1,870 in 2007.  We had $15,251 in unrealized gain on securities and $0 in realized gain on securities in 2008. This compares to unrealized losses and realized gains of $21,722 and $10,963, respectively, in 2007. We received $20,977 in other investment income in 2008, versus $18,030 in 2007.

After taking into account income tax benefit of $68,490, net loss totaled $(75,182), or $(0.01) per share in the quarter ended March 31, 2008, and ($274,612) , or ($0.02) per share, respectively, for the quarter ended March 31, 2007. Our stockholders' equity of $976,832 at March 31, 2008, represented a decrease of approximately 7% in stockholders' equity of $1,052,014 at December 31, 2007.

Liquidity

Current assets at March 31, 2008, totaled $1,201,092.  As of that date, we had $32,464 in cash, as compared to $22,676 at December 31, 2007.

During the quarter ended March 31, 2008, our operating activities provided net cash of $9,788.  In 2007, by contrast, operating activities used net cash of $201,424.  There was no cash provided by investing activities or financing activities in either quarter ended March 31, 2008 or 2007.

At March 31, 2008, the Company had working capital of $328,032, as compared to working capital of $464,060 at

December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Treasurer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our President and Treasurer concluded that, as of March 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the President and Treasurer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

1. Ute-Ule - BLM remediation matter.  As of the date of this Report, management has had several meetings with the BLM and the Solicitor General's office in an effort to negotiate a settlement of this matter. The Company and the BLM remain in the process of discussing and deliberating the purported environmental impacts as discussed in the engineering evaluation and cost analysis report commissioned by the BLM.  No determination of an overall site clean-up plan has yet been made by the BLM.  The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined.  The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself.  We are currently in the negotiating stages of this process and we can not accurately predict what our ultimate liability, if any, will be. If we are unsuccessful in reaching a cost effective arrangement with the BLM and are held responsible for the entire amounts associated with the cleanup the financial consequences could render the Company insolvent.

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

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None, not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Kye Abraham.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Nannette Abraham.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Kye Abraham and Nannette Abraham.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LKA INTERNATIONAL, INC.

Date:	May 14, 2008	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 14, 2008	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director

Exhibit 31-1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kye Abraham, President of LKA International, Inc. (the “Registrant”), certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.   The Registrant other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c) evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.   The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:	May 14, 2008	By:	/s/Kye Abraham
Kye Abraham, President and Director

Exhibit 31-2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nannette Abraham, Secretary, Treasurer of LKA International, Inc. (the “Registrant”), certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.   The Registrant other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c) evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.   The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:	May 14, 2008	By:	/s/Nannette Abraham
Nannette Abraham, Secretary, Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C.SECTION 1350
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LKA International, Inc., (the "Company") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Kye A. Abraham, President, and Nanette Abraham, Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:	May 14, 2008	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 14, 2008	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director