Form 10-Q
period 2008-06-30
LKA INTERNATIONAL INC /DE/
filed 2008-08-13
CIK 831355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 12, 2008 - 12,890,498 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION
		PAGE

PART I

ITEM 1.	Financial Statements	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	12
ITEM 4T.	Controls and Procedures	12

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
ITEM 6.	Exhibits	13

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	June 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$18,734	$22,676
Money market funds	1,049	-
Prepaid expenses	8,956	24,048
Income tax refund receivable	244,890	244,890
Due from affiliates, net of allowance (Note 2)	32,263	32,263
Notes receivable, net of allowance	57,896	57,896
Accrued interest receivable	11,481	9,020
Deferred tax asset	56,900	56,900
Investments in trading securities	778,802	720,953

Total Current Assets	1,210,971	1,168,646

FIXED ASSETS
Land, equipment and mining claims	512,424	512,424
Accumulated deprecation	(89,792)	(80,600)

Total Fixed Assets, Net of Accumulated Depreciation	422,632	431,824

OTHER NON-CURRENT ASSETS
Reclamation bonds	63,835	63,835
Deferred tax asset	155,710	155,710

Total Other Non-Current Assets	219,545	219,545

TOTAL ASSETS	$1,853,148	$1,820,015

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2008	December 31, 2007
CURRENT LIABILITIES
Accounts Payable	$67,114	$77,115
Margin account	-	86,526
Note payable	10,000	10,000
Notes payable - related party	62,803	62,803
Accrued interest payable - related party	81,254	68,142
Deferred gain (Note 7)	424,684	150,000
Settlement payable	250,000	250,000

Total Current Liabilities	895,855	704,586

NON-CURRENT LIABILITIES
Asset retirement obligation	64,311	63,415

Total Non-Current Liabilities	64,311	63,415

Total Liabilities	960,166	768,001

Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,890,498 And 12,803,251 shares issued and outstanding respectively	12,891	12,891
Additional paid-in capital	7,224,062	7,224,062
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(6,257,279)	(6,098,247)

Total Stockholders' Equity	892,982	1,052,014

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,853,148	$1,820,015

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Expenses

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

OPERATING EXPENSES
General and administrative	$85,297	$123,788	$162,284	$312,715
Exploration, development and related costs	76,883	64,120	135,079	122,577
Bad debt expense	1,231	-	2,461	-
Officer salaries and bonus	37,500	37,500	75,000	75,000
Total Operating Expenses	200,911	225,408	374,824	510,292
OPERATING LOSS	(200,911)	(225,408)	(374,824)	(510,292)

OTHER INCOME (EXPENSE)
Interest expense	(8,137)	(2,192)	(16,627)	(4,062)
Interest income	2,467	3,073	4,969	7,944
Realized gain (loss) on Securities	4,863	314	4,863	11,277
Unrealized gain (loss) on securities	175,826	144,578	191,077	122,856
Other investment income	10,533	21,773	31,510	39,803
Total Other Income (Expense)	185,552	167,546	215,792	177,818

NET LOSS	$(15,359)	$(57,862)	$(159,032)	$(332,474)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,890,498	12,840,498	12,890,498	12,811,216

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(159,032)	$(332,474)
Items to reconcile net income to net cash used by operating activities:
Accretion of environmental remediation costs	896	861
Depreciation and amortization	9,191	10,415
Bad debt expense	2,461	-
Unrealized (gain) loss on investments	(195,877)	(122,856)
Realized (gain) on investments	(4,863)	(11,277)
Investment purchases	(88,375)	(462,348)
Investment proceeds	231,266	287,782
Treasury stock repurchased	-	(16,919)
Common stock issued for services	-	80,000
Changes in operating assets and liabilities
(Increase) in interest receivable	(4,922)	(4,881)
Decrease in prepaid and other assets	15,092	13,060
Decrease in accounts payable	(10,001)	(2,235)
(Increase) decrease in margin account	(87,575)	160,993
Increase in accrued expenses	13,112	3,141
Increase in deferred gain	274,684	-
Net Cash Used by Operating Activities	(3,942)	(396,738)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	(3,942)	(396,738)

CASH AT BEGINNING OF PERIOD	22,676	403,467

CASH AT END OF PERIOD	$18,734	$6,729

CASH PAID FOR:
Interest	$806	$600
Income taxes	$-	$5,238

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008 and December 31, 2007

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA International, Inc., a Delaware corporation and its wholly-owned subsidiary, LKA International, Inc., a Nevada corporation.  LKA was incorporated on March 15, 1988 in Delaware.  LKA was engaged in several natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return.  LKA exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado.  LKA is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the six months ended June 30, 2008.  Accrued interest related to this note totaled $56,447 and $53,606 as of June 30, 2008 and December 31, 2007, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the six months ended June 30, 2008.  Accrued interest related to this note totaled $7,602 and $7,303 as of June 30, 2008 and December 31, 2007, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2008 and December 31, 2007

NOTE 2 -

RELATED PARTY TRANSACTIONS (CONTINUED)

Due From Affiliates

From 2002 to 2007, LKA advanced $64,526 to various parties in the form of legal payments associated with activities unrelated to the operation of LKA. The counterparties are considered to be affiliates of LKA as they are represented, collectively, by an officer of LKA.  These advances are due upon demand and non-interest bearing.  As of December 31, 2007, and due to the current market conditions and uncertainty as to the timing of any eventual repayment, LKA has elected to record an allowance equivalent to 50% of the outstanding balance, or $32,263.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.

NOTE 3 -

NOTES RECEIVABLE

In October 2003, LKA loaned $99,997 to seven individuals.  These notes accrued interest at 8.5% per annum and were due in full by December 15, 2004.  On December 15, 2004, all seven of the notes receivable were exchanged for new notes totaling $110,164.  The new notes extended the term of the previous notes through December 15, 2005 and had face values equivalent to the full value of all prior notes plus all associated accrued interest collectively totaling $119,938.  On March 1, 2006, all seven of the notes were again exchanged for new notes.  The new notes extended the term of the previous notes through March 1, 2007, and had face values equivalent to the full value of all prior notes plus all associated accrued interest.    On May 16, 2006, one of the notes receivable was paid in full in the amount of $5,785, including accrued interest.

The total remaining principal amount of these notes receivable plus related accrued interest totaled $138,754 and $133,833 at June 30, 2008 and December 31, 2007, respectively.  All of the replacement notes are secured by common stock owned by the president of LKA, accrue interest at 8.5% per annum, and were due in full on March 1, 2007.  LKA has verbally agreed to extend the due date of these notes past December 31, 2007 and no repayments have yet been received.  As such, LKA has determined it necessary to record an allowance equivalent to 50% of the outstanding principle and accrued interest balances.  This determination was based upon current market conditions and uncertainty as to the timing of any eventual repayment.  The total associated allowance as of June 30, 2008 and December 31, 2007 was $69,376 and $66,916, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2008 and December 31, 2007

NOTE 4 -

SIGNIFICANT EVENTS

On December 21, 2007, Richmont notified LKA that it has completed its initial evaluation of the Golden Wonder Mine and intends to proceed with the “Initial Commitment Period” of an option to acquire a 50% joint venture interest in the mine. During this Initial Commitment Period, Richmont will be required to invest $3 million in certain project-related expenditures prior to September 1, 2008.  Included in this amount will be expenditures for exploration and development within the mine as well as approximately $550,000 to, or on behalf of, LKA for option fees, litigation settlement costs and project-related finder’s fees.  Also included will be certain amounts for permit compliance work at the mine.

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

LKA has recognized direct cash payments totaling $424,684 from Richmont as of June 30, 2008.  These amounts will be recorded as a period gain only upon the completion (by Richmont) of the associated Commitment Period.

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

Plan of Operation

Results of Operations

For The Three Months Ended June 30, 2008 Compared to The Three Months Ended June 30, 2007.

During the quarterly periods ended June 30, 2008 and June 30, 2007, we received no royalty revenues.  During the quarterly period ended June 30, 2008, Richmont Mines, Inc., worked toward the completion of the portal rehabilitation project at our Golden Wonder mine.  On July 10, 2008, which is subsequent to the period covered by this Report, Richmont announced that it was proceeding with exploration efforts to identify new mineralized zones within the Golden Wonder and that its drilling contractor had mobilized its equipment with the expectation that drilling would continue through August 2008.  Exploration activities will include the advancement of the existing drift along the vein system at Level Six of the mine and the simultaneous drilling of core holes to explore for lateral and down plunge extensions of the main vein system and exploration for parallel veins.

Operating expenses decreased from $225,408 in the quarterly period ended June 30, 2007, to $200,911 in the quarterly period ended June 30, 2008. Exploration, development and related costs increased to $76,883 in the quarter ended June 30, 2008, from $64,120 in the year-ago quarter.  We incurred a bad debt expense of $1,231 in the three months ended June 30, 2008 as compared to no bad debt expense in the three months ended June 30, 2007.  Officer salaries and bonus remained $37,500 in both three months ended June 30, 2008 and 2007. We realized an operating loss of $200,911 during the quarter ended June 30, 2008, as compared to operating loss of $225,408 in the comparable period in 2007.

Interest income decreased to $2,467 in the three months ended June 30, 2008, from $3,073 in the three months ended June 30, 2007.  Interest expense totaled $8,137 and $2,192 in 2008 and 2007, respectively.  We realized a $4,863 gain on securities in the three months ended June 30, 2008, as compared to a gain of $314 in the 2007 period.  Unrealized gain on securities were $175,826 and $144,578 for the three months ended June 30, 2008 and 2007. We received $10,533 in other investment income in 2007, versus $21,773 in 2007.

Net loss totaled ($15,359), or ($0.00) per share, and ($57,862), or ($0.00) per share in the three months ended June 30, 2008 and 2007,.

For The Six Months Ended June 30, 2008 Compared to The Six Months Ended June 30, 2007.

During the six months ended June 30, 2008 and 2007, we received total royalty revenue of $0.  Due to our dispute with Au Mining, royalty revenues ceased during the year ended December 31, 2006, and we do not expect to receive any future revenues until production activities resume on our Properties pursuant to our letter agreement with Richmont.  The commencement of such activities is subject to numerous contingencies, and we can provide no assurance that these contingencies will be met.

Operating expenses decreased from $510,292 in the six months ended 2007, to $374,824 in the six months ended 2008. This change was primarily due to a decrease in general and administrative expenses of $150,431.  Officer salaries and bonus remained the same at $75,000 in the six months ended June 30, 2008 as they were in the same period 2007.  With a combination of significantly decreased revenues and decreased operating costs, we incurred an operating loss of $374,824 during the six months ended June 30, 2008 as compared to an operating loss of $510,292 in the six months ended June 30, 2007.

Our total other income increased to $215,792 in the six months ended June 30, 2008, from $177,818 in the six months ended June 30, 2007.  Interest income decreased to $4,969 in the six months ended June 30, 2008, from $7,944 in 2007.  Interest expense increased to $16,627 in the six months ended June 30, 2008 from $4,062 in 2007.  We had $191,077 in unrealized gain on securities and $4,863 in realized gain on securities in the six months ended June 30, 2008. This compares to unrealized gains and realized gains of $122,856 and $11,277, respectively, in the six months ended June 30, 2007. We received $31,510 in other investment income in the six months ended June 30, 2008, versus $39,803 in 2007.

Net loss totaled $159,032, or $(0.01) per share in the six months ended June 30, 2008, and  $332,474 , or ($0.03) per share, respectively, for the six months ended June 30, 2007. Our stockholders' equity of $892,982 at June 30, 2008, represented a decrease of approximately 15% in stockholders' equity of $1,052,014 at December 31, 2007.

Liquidity

Current assets at June 30, 2008, totaled $1,201,971.  As of that date, we had $18,734 in cash, as compared to $22,676 at December 31, 2007.

During the six months ended June 30, 2008, our operating activities used net cash of $3,942.  In 2007, by contrast, operating activities used net cash of $396,738.  There was no cash provided by investing activities or financing activities in either six months ended June 30, 2008 or 2007.

At June 30, 2008, the Company had working capital of $315,116, as compared to working capital of $464,060 at December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None, not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification of Kye Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Nanette Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LKA INTERNATIONAL, INC.

Date:	August 13, 2008	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	August 13, 2008	By:	/s/Nanette Abraham

Nanette Abraham, Secretary, Treasurer and Director