Form 10-Q
period 2008-09-30
LKA INTERNATIONAL INC /DE/
filed 2008-11-13
CIK 831355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 7, 2008 - 12,890,500 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION
		PAGE

PART I

ITEM 1.	Financial Statements (Unaudited)	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	12
ITEM 4T.	Controls and Procedures	12

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
ITEM 6.	Exhibits	13

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$208,110	$22,676
Prepaid expenses	1,327	24,048
Income tax refund receivable	-	244,890
Due from affiliates, net of allowance (Note 2)	32,263	32,263
Notes receivable, net of allowance	57,896	57,896
Accrued interest receivable	12,711	9,020
Deferred tax asset	56,900	56,900
Investments in trading securities	653,635	720,953

Total Current Assets	1,022,842	1,168,646

FIXED ASSETS
Land, equipment and mining claims	553,530	512,424
Accumulated deprecation	(95,636)	(80,600)

Total Fixed Assets, Net of Accumulated Depreciation	457,894	431,824

OTHER NON-CURRENT ASSETS
Reclamation bonds	63,835	63,835
Deferred tax asset	155,710	155,710

Total Other Non-Current Assets	219,545	219,545

TOTAL ASSETS	$1,700,281	$1,820,015

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2008	December 31, 2007
CURRENT LIABILITIES
Accounts Payable	$40,181	$77,115
Margin account	53,644	86,526
Note payable	10,000	10,000
Notes payable - related party	62,803	62,803
Accrued interest payable - related party	65,619	68,142
Deferred lease revenue (Note 4)	747,216	150,000
Settlement payable	-	250,000

Total Current Liabilities	979,463	704,586

NON-CURRENT LIABILITIES
Asset retirement obligation	105,865	63,415

Total Non-Current Liabilities	105,865	63,415

Total Liabilities	1,085,328	768,001

Commitments and Contingencies	-	-
STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,890,500 And 12,890,498 shares issued and outstanding respectively	12,891	12,891
Additional paid-in capital	7,224,062	7,224,062
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(6,535,308)	(6,098,247)

Total Stockholders' Equity	614,953	1,052,014

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,700,281	$1,820,015

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Expenses

(Unaudited)

	For the Three Months Ended September, 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

OPERATING EXPENSES
General and administrative	$71,871	$97,823	$234,154	$410,538
Settlement expense	-	530,000	-	530,000
Exploration, development and related costs	41,142	31,548	176,221	154,125
Bad debt expense	1,230	-	3,691	-
Officer salaries and bonus	37,500	37,500	112,500	112,500
Total Operating Expenses	151,743	696,871	526,566	1,207,163
OPERATING LOSS	(151,743)	(696,871)	(526,566)	(1,207,163)

OTHER INCOME (EXPENSE)
Interest expense	(5,628)	(4,159)	(22,255)	(8,221)
Interest income	2,467	3,816	7,436	11,760
Realized gain (loss) on Securities	-	32,566	4,863	43,843
Unrealized gain (loss) on securities	(140,139)	(101,017)	50,938	21,839
Other investment income	17,013	13,374	48,523	53,177
Total Other Income (Expense)	(126,287)	(55,420)	89,505	122,398
NET LOSS BEFORE TAXES	(278,030)	(752,291)	(437,061)	(1,084,765)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(278,030)	$(752,291)	$(437,061)	$(1,084,765)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.06)	$(0.03)	$(0.08)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,890,498	12,862,237	12,890,498	12,828,410

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(437,061)	$(1,084,765)
Items to reconcile net income to net cash provided (used) by operating activities:
Accretion of environmental remediation costs	1,344	1,291
Depreciation and amortization	15,036	15,623
Bad debt expense	3,691	-
Unrealized (gain) loss on investments	(55,738)	(21,839)
Realized (gain) on investments	(4,863)	(43,843)
Investment purchases	(103,347)	(804,006)
Investment proceeds	231,266	1,045,426
Treasury stock repurchased	-	(18,429)
Common stock issued for services	-	110,000
Changes in operating assets and liabilities
Decrease in accounts receivable	-	(227)
(Increase) in interest receivable	(7,382)	(7,362)
Decrease in prepaid and other assets	22,721	21,690
Decrease in income tax refund receivable	244,890	-
(Decrease) in accounts payable	(36,934)	(24,899)
(Increase) decrease in margin account	(32,882)	14,892
Increase (decrease) in accrued expenses	17,477	317,818
Increase in deferred gain	327,216	-
Changes in deferred tax assets and liabilities	-	(31,041)
Net Cash Provided (Used) by Operating Activities	185,434	(509,671)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of new notes receivable	-	250,000
Net Cash Provided (used) by Financing Activities	-	250,000

INCREASE (DECREASE) IN CASH	185,434	(259,671)

CASH AT BEGINNING OF PERIOD	22,676	403,467

CASH AT END OF PERIOD	$208,110	$143,796

CASH PAID FOR:
Interest	$21,151	$1,319
Income taxes	$-	$5,238

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable and accrued interest paid by third party	$270,000	$270,000

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2008

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA International, Inc. (LKA), a Delaware corporation and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation.  LKA was incorporated on March 15, 1988, under the laws of the State of Delaware.  LKA was engaged in several natural resource projects, but ceased operations shortly thereafter due to high capital investments and the risk of no return.  LKA exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating gold mine near Lake City, Colorado. In mid 2006 production ceased at the mine due to a legal dispute between LKA and the mine operator. Since November of 2007 LKA has resumed exploration efforts at the mine an expects to resume production.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the nine months ended September 30, 2008.  Accrued interest related to this note totaled $57,868 and $53,606 as of September 30, 2008 and December 31, 2007, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the nine months ended September 30, 2008.  Accrued interest related to this note totaled $7,751 and $7,303 as of September 30, 2008 and December 31, 2007, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2008

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

The total remaining principal amount of these notes receivable plus related accrued interest totaled $141,214 and $133,833 at September 30, 2008 and December 31, 2007, respectively.  All of the replacement notes are secured by common stock owned by the president of LKA, accrue interest at 8.5% per annum, and were due in full on March 1, 2007.  LKA has verbally agreed to extend the due date of these notes past December 31, 2007 and no repayments have yet been received.  As such, LKA has determined it necessary to record an allowance equivalent to 50% of the outstanding principle and accrued interest balances.  This determination was based upon current market conditions and uncertainty as to the timing of any eventual repayment.  The total associated allowance as of September 30, 2008 and December 31, 2007 was $70,607 and $66,916, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2008

NOTE 4 -

SIGNIFICANT EVENTS

Letter Agreement

On December 21, 2007, Richmont Mines, Inc. and LKA entered into a “Letter Agreement”, whereby Richmont had an “Initial Commitment Period” for the option to acquire a 50% joint venture interest in the Golden Wonder mine. During this Initial Commitment Period, Richmont was required to invest $3 million in certain project-related expenditures prior to September 1, 2008.  The Initial Commitment Period was extended 60 days until November 1, 2008.

On October 22, 2008, upon meeting the agreed upon funding commitment, Richmont elected not to exercise its option to proceed with future development of the mine and terminated the Letter Agreement (see Note 5), at which time LKA recognized direct cash payments totaling $747,216 from Richmont as lease revenue.  This amount is recorded as a deferred lease revenue as of September 30, 2008 until the termination or expiration of the Initial Commitment Period.  Included in this amount are expenditures for exploration and development within the mine as well as approximately $550,000 to, or on behalf of, LKA for option fees, litigation settlement costs and project-related finder’s fees.  During August 2008, Richmont paid the remaining settlement payment of $250,000 principal and $20,000 in interest on behalf of LKA to Au Mining (AUM), former lessee and operator of the Golden Wonder Mine.

Asset Retirement Obligations (AROs)

On October 9, 2008, LKA received approval of its plan to add 6.4 acres to its mining permit with the State of Colorado on the Golden Wonder mine.  As a result, LKA has recorded an additional asset retirement obligation totaling $41,106, which consist of estimated additional costs related to the reclamation of the Golden Wonder mine in correspondence with federal and state reclamation laws as defined by each applicable mine permit.

The Company calculated its estimated ARO for additional final reclamation and mine closure costs based upon anticipated amounts and timing of future cash expenditures for a third party to perform the required work.  Spending estimates were escalated for inflation at 2.29% per annum and discounted at a credit-adjusted risk-free rate of 7.54% per annum. The Company recorded an ARO asset associated with the liability and will amortize the asset over its expected life of seven years using the straight-line depreciation method.  The ARO liability addition will be accreted based on the initial projected reclamation completion date of September 30, 2016.  Changes in estimates could occur due to mine plan revisions, changes in estimated costs and changes in the timing of the performance of anticipated reclamation activities.

NOTE 5 -

SUBSEQUENT EVENTS

On October 22, 2008, upon meeting its funding commitments, Richmont elected to not exercise its option to proceed with further joint development and forfeited all amounts paid and spent prior to the termination. Richmont does not retain any right, title, or interest in and to the agreement, any purchased property or related assets.

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

Results of Operations

For The Three Months Ended September 30, 2008 Compared to The Three Months Ended September 30, 2007.

During the quarterly periods ended September 30, 2008 and September 30, 2007, we received no royalty revenues.  During the quarterly period ended September 30, 2008, Richmont Mines, Inc., completed portal renovation and general mine rehabilitation and improvement work including construction of several exploratory drilling stations.  On July 10, 2008, Richmont announced that it was proceeding with exploratory  drilling  to identify new mineralized zones within the Golden Wonder and that its drilling contractor had mobilized its equipment. with the expectation that drilling would continue through August 2008. Drilling activities were ultimately extended through October, 2008.  Core holes were drilled to explore for lateral and down plunge extensions of the main vein system as well as for parallel vein structures.

On October 22, 2008, which is subsequent to the date of this Report, upon meeting the agreed upon funding commitment, Richmont elected not to exercise its option to proceed with future development of the mine and terminated its Letter Agreement with LKA, at which time LKA recognized direct cash payments totaling $747,216 from Richmont as lease revenue.  This amount is recorded as a deferred lease revenue as of September 30, 2008 until the termination or expiration of the Initial Commitment Period.  Included in this amount are expenditures for exploration and development within the mine as well as approximately $550,000 to, or on behalf of, LKA for option fees, litigation settlement costs and project-related finder’s fees.  During August 2008, Richmont paid the remaining settlement payment of $250,000 principal and $20,000 in interest.

Operating expenses decreased from $696,871 in the quarterly period ended September 30, 2007, to $151,743 in the quarterly period ended September 30, 2008.  We had $530,000 in settlement expense for the three months ended September 30, 2007, with no expense in the same period 2008.  Exploration, development and related costs increased to $41,142 in the quarter ended September 30, 2008, from $31,548 in the year-ago quarter.  We incurred a bad debt expense of $1,230 in the three months ended September 30, 2008 as compared to no bad debt expense in the three months ended September 30, 2007. Officer salaries and bonus remained $37,500 in both of the three month periods ended September 30, 2008, and 2007. We realized an operating loss of $151,743 during the quarter ended September 30, 2008, as compared to operating loss of $696,871 in the comparable period in 2007.

Interest income decreased to $2,467 in the three months ended September 30, 2008, from $3,816 in the three months ended September 30, 2007.  Interest expense totaled $5,628 and $4,159 in 2008 and 2007, respectively.  We realized no gain on securities in the three months ended September 30, 2008, as compared to a gain of $32,566 in the 2007 period.  Unrealized loss on securities were $140,139 and $101,017 for the three months ended September 30, 2008 and 2007. We received $13,374 in other investment income in 2007, versus $17,013 in 2008.

Net loss totaled ($278,030), or ($0.02) per share, and ($752,291), or ($0.06) per share in the three months ended September 30, 2008 and 2007.

For The Nine Months Ended September 30, 2008 Compared to The Nine Months Ended September 30, 2007.

We did not receive any royalty revenue during the nine months ended September 30, 2008, and 2007.  Due to our dispute with Au Mining, royalty revenues ceased during the year ended December 31, 2006, and we do not expect to receive any future revenues until production activities resume on our properties.

Operating expenses decreased from $1,207,163 in the nine months ended 2007, to $526,566 in the nine months ended 2008. This change was primarily due to a decrease in general and administrative expenses of $176,384.  We also had $530,000 in settlement expense in the September 30, 2007 period.  Exploration, development and related costs increased to $176,221 in the nine months ended September 30, 2008, from $154,125 in the year-ago period.  We incurred a bad debt expense of $3,691 in the nine months ended September 30, 2008 as compared to no bad debt expense in the nine months ended September 30, 2007. Officer salaries and bonus remained the same at $112,500 in the nine months ended September 30, 2008, as they were in the same period in 2007.

Our total other income decreased to $89,505 in the nine months ended September 30, 2008, from $122,398 in the nine months ended September 30, 2007.  Interest income decreased to $7,436 in the nine months ended September 30, 2008, from $11,760 in 2007.  Interest expense increased to $22,255 in the nine months ended September 30, 2008 from $8,221 in 2007.  We had $50,938 in unrealized gain on securities and $4,863 in realized gain on securities in the nine months ended September 30, 2008. This compares to unrealized gains and realized gains of $21,839 and $43,843, respectively, in the nine months ended September 30, 2007. We received $48,523 in other investment income in the nine months ended September 30, 2008, versus $53,177 in 2007.

Net loss totaled $437,061, or $(0.03) per share in the nine months ended September 30, 2008, and  $1,084,765 , or ($0.08) per share, respectively, for the nine months ended September 30, 2007. Our stockholders' equity of $614,953 at September 30, 2008, represented a decrease of approximately 42% in stockholders' equity of $1,052,014 at December 31, 2007.

Liquidity

Current assets at September 30, 2008, totaled $1,022,842.  As of that date, we had $208,110 in cash, as compared to $22,676 at December 31, 2007.

During the nine months ended September 30, 2008, our operating activities provided net cash of $435,434.  In 2007, by contrast, operating activities used net cash of $509,671.  There was no cash provided by investing activities or financing activities in nine months ended September 30, 2008 with no cash provided by investing activities and $250,000 provided in financing activities in nine months ended September 30, 2007.

At September 30, 2008, the Company had working capital of $43,379, as compared to working capital of $464,060 at December 31, 2007.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On October 9, 2008, which is subsequent to the end of the period covered by this Report, LKA received approval of its plan to add 6.4 acres to its mining permit with the State of Colorado on the Golden Wonder mine.  As a result, LKA has recorded an additional asset retirement obligation totaling $41,106, which consists of estimated additional costs related to the reclamation of the Golden Wonder mine in correspondence with federal and state reclamation laws as defined by each applicable mine permit.

On October 22, 2008, which is also subsequent to the date of this Report, upon meeting its funding commitments, Richmont elected to not exercise its option to proceed with further joint development and forfeited all amounts paid and spent prior to the termination. Richmont does not retain any right, title, or interest in and to the agreement, any purchased property or related assets.  For more information see our 8-K Current Report dated October 22, 2008, filed with the Securities and Exchange Commission on October 24, 2008.

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

LKA INTERNATIONAL, INC.

Date:	November 11, 2008	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	November 11, 2008	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director