Form 10-K
period 2008-12-31
LKA INTERNATIONAL INC /DE/
filed 2009-03-31
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:  000-17106

LKA INTERNATIONAL, INC.

 (Exact Name of registrant as specified in its Charter)

Delaware	91-1428250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3724 47th Street Ct. N.W.

Gig Harbor, Washington 98335

 (Address of principal executive offices)

(253) 851-7486

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock is $5,191.74, based on 5,191,740 shares held by non-affiliates.  Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

As of March 26, 2009, the registrant had 12,803,251 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “LKA International,” “LKA,” the “Company,” “we,” “us,” “our” and words of similar import) refer to LKA International, Inc., the Registrant.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of LKA. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

ITEM 1.  BUSINESS

Business Development

LKA International, Inc. was incorporated on March 15, 1988, in the State of Delaware.  Since our inception, our authorized capital has been 100,000,000 shares, consisting of 50,000,000 shares of common stock with a par value of one mill ($0.001) per share, and 50,000,000 shares of preferred stock, also with a par value of one mill per share.

LKA owns certain real and personal property interests including patented and unpatented mining claims, water rights, buildings, fixtures, improvements, equipment, and permits situated in Lake City, Colorado, which are described below. LKA's activities associated with these properties have been sporadic since they were acquired by its predecessor in December, 1982.

On November 5, 2007, we entered into a letter agreement by which we agreed to grant to Richmont Mines, Inc., an option to acquire a 50% undivided interest in our Gold Wonder mine located in Hinsdale County, Colorado, in exchange for Richmont's payment of (i) $150,000 within 10 days of the date of the Letter Agreement; and (ii) an additional $150,000 within 60 days of the date of the Letter Agreement and a conditional commitment to make project development expenditures and/or direct payments to LKA of an additional $17.7 million over a 63 month period. From December, 2007 through October, 2008 Richmont conducted general exploration, portal rehabilitation, mine improvements, permit compliance work and an exploratory drilling program within the Golden Wonder. Core holes were drilled to explore for lateral and down-plunge extensions of the main vein system below the mine’s sixth level. By October 22, 2008 Richmont determined that the results of the drilling program did not warrant its further expenditures in the project and notified LKA of its election not to proceed beyond the $3 million Initial Commitment Period under the terms of the Letter Agreement. As a result, Richmont relinquished all of its rights with respect to the Golden Wonder  mine.

During this period, Richmont exceeded its initial commitment of  $3 million in project-related expenditures and LKA recognized direct cash payments from Richmont of  $747,216 as lease revenue. Included in this amount was approximately $550,000 to, or on behalf of, LKA for option fees, litigation settlement costs and finder’s fees.

For more information on the Notice of Termination see our 8-K Current Report dated October 22, 2008, and filed with the Securities and Exchange Commission on October 24, 2008.

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

Description of Business

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of  returning the mine to a producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. As part of this exploration effort LKA has hired a mining contactor to produce a bulk sample of ore(s)  from those areas within the mine yielding consistently high assays from the sampling program. As of the date of this report more than 90 tons of ore have been produced for the bulk sample and shipped to Teck Cominco’s ore processing facility in Trail, B.C. The grade of the ore will be determined through a detailed sampling and assaying process which will culminate in a sale of the ore to Teck. LKA and Teck Cominco have executed an ore purchase agreement for this purpose. Assuming that sufficient ore is located with the Golden Wonder to justify commercial production, LKA expects to crush and ship ore directly to Teck for sale. LKA is also engaged in the construction of new stormwater and groundwater control systems below the working pad at the Golden Wonder’s 6 th level pursuant to permit-related agreements with the Burea of Land Management, The Colorado Division of Reclamation, Mining and Safety and the Colorado Department of Public Health and Environment.  LKA expects to complete this contruction process within the next 30 days.

Principal Products or Services and their Markets

We do not currently have any products or services.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have obtained "110d" limited impact permits from the Colorado Division of  Reclamation Mining and Safety and have posted reclamation bonds to ensure the clean-up of environmental disturbances on the Ute-Ule and Golden Wonder Properties. We are currently in compliance with all applicable permit and bonding requirements in this regard. Permits associated with an exploratory drift/tunnel at the Golden Wonder have been applied for and we believe that these permits will be granted within the next 60 to 90 days. Permits governing water discharge and emissions controls of certain mining related equipment have been applied for. Management believes that these permits will be granted but can make no assurances in this regard.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has substantially increased our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

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

Number of Total Employees and Number of Full Time Employees

Kye A. Abraham is LKA's only full-time employee. Nanette K. Abraham is a part-time employee and assists with bookkeeping and administrative work.

Reports to Security Holders

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  The Company’s SEC Reports are also available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2:  PROPERTIES

We own a 100% interest in the Ute-Ule and Golden Wonder Properties. Prior to March 3, 2005, we paid to Caldera 45.9% of the proceeds that we received from the Properties through our Lease Agreement with Au Mining. However, on that date, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines. As a result of this assignment, the Company is entitled to receive all lease and royalty payments on these Properties. We are currently engaged in exploration and limited production at the Golden Wonder mine.

On November 5, 2007, we entered into a letter agreement with Richmont Mines, Inc., under which we agreed to grant to Richmont an option to acquire a 50% undivided interest in the Golden Wonder mine, located in Hinsdale County, Colorado.  Richmont’s exercise of this option was subject to numerous contingencies, including Richmont’s expenditure of significant exploration, development, and related costs.  After completing its initial commitment funding under the letter agreement, Richmont exercised its option not to proceed with further exploration or development and to relinquish its rights with respect to the Golden Wonder mine.  For a discussion of Richmont’s Notice of Termination in this regard, see our Current Report on Form 8-K, dated October 22, 2008, and filed with the SEC on October 24, 2008.

Both the Ute-Ule silver mine and the Golden Wonder gold mine are vein type deposits associated with volcanic activity occurring millions of years ago during a turbulent period known in geology as Tertiary time. During this violent geologic era, most of the known precious metal mines in the State of Colorado were formed along a southwest to northeast channel or narrow band approximately 20 miles wide, which stretches in a diagonal trend from Durango in the southwest to Boulder County in the northeast. This zone has been called the Colorado Mineral Belt. Lake City, Colorado lies astride this mineral belt in a topographical cul de sac 57 miles southwest of Gunnison, Colorado. On the other side of the mountain range that encloses the cul de sac are the historic precious metal mining districts of Ouray, Telluride, Silverton and Creede, which were productive in the late 19th century.  LKA’s early exploration and development efforts in the mid-1980’s and its now-terminated Lease Purchase Agreement with Au Mining  produced approximately 136,622 ounces of gold on the Properties..

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

During the summer of 1969, Southern Union Production Company ("Supron") began an exploration program at the Golden Wonder. Out of this, the SUPCO winze (a steeply inclined passageway connecting the mine workings) was started in the winter of 1970-1971 and completed to a depth of approximately 150 feet below the third level of the mine, with lateral drifting along the course of mineralization off the winze on the fourth level. Work was halted on the property in 1972, when Supron decided to discontinue all its metallic mineral operations in the western United States and South America. In 1973, Rocky Mountain Ventures secured a lease on the Property and shipped a small tonnage of dump material to a mill then operating at Crested Butte, Colorado for processing.  In 1997, Au Mining leased the mine and commercially produced ore through the second quarter of 2006.

Ore Production

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA Utah conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this production was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. From 1997 until the second quarter of 2006, when Au Mining discontinued production at the Golden Wonder, that entity had conducted commercial mining operations and produced approximately 8,349 tons of ore containing 133,701 ounces of gold  from the mine's fifth and sixth levels, with a limited amount produced from the seventh level. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average gold price during the period in which the ore was sold was $337.76. Total gold production from the mine under LKA’s ownership has been approximately 136,621 ounces. The average grade of all ore produced during this period was 14.84 ounces per ton.

Office Space.

We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. Effective as of January 1, 2005, we paid monthly rent of $1,300 to Abraham and Co., Inc. a FINRA member broker/dealer which is controlled by our President, Kye A. Abraham. This rent includes the use of the office space, bookkeeping services, telephone, office supplies, utilities, internet, computers and photocopiers. The office is attached to Mr. Abraham's home. The lease arrangement is a month-to-month oral lease with Mr. Abraham and the payment amount increased to $1,500 per month in 2007 to keep pace with increased costs.

ITEM 3:  LEGAL PROCEEDINGS

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

In the first quarter of 2007, the Company filed a “Notice of Intent” (NOI) with the BLM for the purpose of driving a 4,600’ exploratory drift from the Company’s unpatented claims at the valley floor into Gold Hill in the hope of intersecting the Golden Wonder vein system.  In May, 2007, the BLM informed us that this project, as proposed by the Company, does not qualify for the “NOI” process and that it wants the Company to proceed by filing a comprehensive “Plan of Operations,” which is considerably more expensive  and time-consuming. The Company believes it is clearly entitled to use the NOI process for exploratory projects of this nature and has appealed the local BLM decision to the “Interior Board of Land Appeals” (IBLA). On July 23, 2008, the administrative law judge reversed the BLM’s decision and remanded the case back to the BLM for action consistent with the judges’ opinion.

None of this directly effects the Company’s ability to continue mining the Golden Wonder from the current working areas where it maintains active permits.

On May 16, 2007, the Company learned of a lawsuit filed by Barrick GoldStrike Mines, Inc. (“Barrick”) against Au Mining and its officers, alleging that Au Mining “salted” Golden Wonder mine assay samples to indicate considerably higher gold content than was actually contained in the ore that it delivered to Barrick in May/June, 2006.  Based on Barrick’s sampling protocol and the fact that the grade of ore in the contested shipment, while high, was not inconsistent with ore grades produced from the Golden Wonder and shipped to various processors over a period of nine years, LKA believes that it is hightly unlikely that Au Mining could have carried out such a scheme. However, if Barrick is able to substantiate its allegations, it could call into question the grade of the gold in the Golden Wonder mine.  LKA is not a party to this lawsuit.  On May 18, 2007, we filed a Current Report on Form 8-K with respect to this matter.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.  To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to LKA.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Our shares of common stock are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “LKAI”; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  All current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2007 and 2008. These bid prices were obtained from Pink OTC Markets, Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2007, through March 31, 2007	$1.10	$0.70
April 1, 2007, through June 30, 2007	$1.01	$0.75
July 1, 2007, through September 30, 2007	$0.80	$0.37
October 1, 2007, through December 31, 2007	$0.81	$0.40
January 1, 2008, through March 31, 2008	$1.10	$0.49
April 1, 2008, through June 30, 2008	$1.65	$0.60
July 1, 2008, through September 30, 2008	$1.60	$0.68
October 1, 2008, through December 31, 2008	$0.70	$0.11

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 503, not including an indeterminate number who may hold shares in “street name.”

Dividends

LKA has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	1,000,000	$0.40	-0-
Total	1,000,000	$0.40	-0-

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC and from various similar state exemptions.  In connection with the sale of these securities, the Company relied on the fact that there were fewer than 35 “non-accredited” recipients.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1, 2008, through October 31, 2008	-0-	-0-	-0-	-0-
November 1, 2008, through November 30, 2008	-0-	-0-	-0-	-0-

December 1, 2008, through December 31, 2008	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of LKA. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Liquidity and Capital Resources

Current assets at December 31, 2008, totaled $382,223.  As of that date, we had $182,984 in cash, $16,941 in a margin trading account, $10,226 in prepaid expenses and $172,072 in investments in trading securities.

During fiscal 2008, our operating activities provided net cash of $195,788.  In 2007, by contrast, operating activities used net cash of $100,791.  Net cash used by investing activities increased to $35,480 in 2008, from $0 in the prior year.  Net cash used for financing activities decreased to $0 in 2008, compared to $280,000 used in 2007 and relates solely to a payment on notes payable of $280,000, which was related to the settlement of our dispute with Au Mining in August 2007.

At December 31, 2008, the Company had working capital of $120,761, as compared to working capital of $464,060 at December 31, 2007.

Results of Operations

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

During the calendar year ended December 31, 2008, we received from Richmont lease revenue of $747,216, compared to revenue of $0 in 2007.  Due to our dispute with Au Mining, royalty revenues ceased during the year ended December 31, 2006, and we do not expect to receive any future revenues until production activities resume on our Properties.

Operating expenses decreased from $1,844,275 in 2007, to $742,706 in 2008. This change was primarily due to expenses associated with the settlement of our litigation with Au Mining which totaled $530,000 in 2007.  In addition, general and administrative expenses decreased to $298,867 in 2008, from $502,646 in the 2007 period.  Officer salaries and bonus decreased to $150,000 in 2008, as compared to $615,092 in 2007. With a combination of significantly increased revenues and significantly decreased operating costs, we had operating income of $4,510 during the calendar year ended December 31, 2008, as compared to an operating loss of $1,844,275 in 2007.

Our total other expense increased to $205,297 in 2008, from $135,009 in the prior year.  Interest income decreased to $7,531 in 2008, from $14,546 in 2007. Interest expense increased to $31,520 in 2008 from $16,726 in 2007.  We had $106,561 in bad debt expense, $65,570 in unrealized loss on securities, and $68,931 in realized gain on securities in 2008. This compares to bad debt of $99,180, unrealized losses and realized gains of $133,460 and $28,559, respectively, in 2008. We received $59,754 in dividend and other investment income in 2008, versus $71,252 in 2008.

After taking into account income tax expense of $212,610 for 2008 an income tax benefit of $400,600 in 2007, net loss totaled $(413,397), or $(0.03) per share, and $(1,578,684) , or $(0.12) per share, respectively, during these periods. Our stockholders' equity of $638,617 at December 31, 2008, represented a decrease of approximately 61% in stockholders' equity of $1,052,014 at December 31, 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LKA INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors

LKA International Inc

Gig Harbor, WA

We have audited the accompanying consolidated balance sheet of LKA International Inc Corporation, (“LKA”) as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of LKA’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LKA as of December 31, 2008 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

March 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors

LKA International, Inc.

Gig Harbor, Washington

We have audited the consolidated balance sheet of LKA International, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of LKA International’s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA International, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 14, 2008

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	December 31,
	2008	2007
CURRENT ASSETS

Cash	$182,984	$ 22,676
Margin trading account	16,941	-
Prepaid expenses	10,226	24,048
Income tax refund receivable	-	244,890
Due from affiliates, net of allowance (Note 4)	-	32,263
Notes receivable, net of allowance (Note 5)	-	57,896
Accrued interest receivable, net of allowance (Note 5)	-	9,020
Deferred tax asset	-	56,900
Investments in trading securities	172,072	720,953
Total Current Assets	382,223	1,168,646

FIXED ASSETS

Land, equipment and mining claims (Notes 2 and 3)	612,274	512,424
Accumulated depreciation (Note 2)	(100,450)	(80,600)
Total Fixed Assets, Net of Accumulated Depreciation	511,824	431,824

OTHER NON-CURRENT ASSETS

Reclamation Bonds	113,120	63,835
Deferred tax asset	-	155,710
Total Other Non-Current Assets	113,120	219,545
TOTAL ASSETS	$1,007,167	$ 1,820,015

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2008	2007
CURRENT LIABILITIES

Accounts payable	$121,470	$ 77,115
Margin trading account	-	86,526
Note payable	10,000	10,000
Notes payable - related party (Note 4)	62,803	62,803
Accrued interest payable - related party (Note 4)	67,189	68,142
Deferred gain (Note 10)	-	150,000
Settlement payable (Note 7)	-	250,000
Total Current Liabilities	261,462	704,586

NON-CURRENT LIABILITIES
Asset retirement obligation (Note 3)	107,088	63,415

Total Liabilities	368,550	768,001

Commitments and Contingencies (note 8)

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 12,890,498 and 12,890,498 shares issued, 12,803,251 and 12,803,251 shares outstanding, respectively	12,891	12,891
Additional paid-in capital	7,224,062	7,224,062
Treasury stock; 87,247 and 87,247 shares at costs, respectively	(86,692)	(86,692)
Accumulated deficit	(6,511,644)	(6,098,247)
Total Stockholders' Equity	638,617	1,052,014
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,007,167	$1,820,015

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2008	2007
REVENUES
Lease revenue	$747,216	$-

OPERATING EXPENSES
General and administrative	298,867	502,646
Exploration, development and related costs	293,839	196,537
Settlement expense (Note 7)	-	530,000
Officer salaries and bonus (Note 4)	150,000	615,092
Total Operating Expenses	742,706	1,844,275
OPERATING INCOME (LOSS)	4,510	(1,844,275)

OTHER INCOME (EXPENSE)
Interest expense	(31,520)	(16,726)
Interest income	7,531	14,546
Bad debt expense (Notes 4 and 5)	(106,561)	(99,180)
Unrealized (loss) on securities	(65,570)	(133,460)
Realized gain (loss) on securities	(68,931)	28,559
Dividend and other investment income	59,754	71,252
Total Other Income (Expense)	(205,297)	(135,009)

LOSS PRIOR TO INCOME TAX EXPENSE	(200,787)	(1,979,284)
INCOME TAX (EXPENSE) BENEFIT (Note 1)	(212,610)	400,600
NET LOSS	$(413,397)	$(1,578,684)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.12)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	12,890,498	12,844,060

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2006	12,740,498	$12,741	(63,927)	$(60,986)	$6,699,120	$(4,519,563)	$2,131,312

Issuance of common stock for services at $0.80 per share	100,000	100	-	-	79,900	-	80,000

Issuance of common stock for services at $0.60 per share	50,000	50	-	-	29,950	-	30,000

Issuance of 1,000,000 options for the purchase of common stock to officer for services	-	-	-	-	415,092	-	415,092

Repurchase of common stock	-	-	(23,320)	(25,706)	-	-	(25,706

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,578,684)	(1,578,684)
Balance, December 31, 2007	12,890,498	12,891	(87,247)	(86,692)	7,224,062	(6,098,247)	1,052,014

Net loss for the year ended December 31, 2008	-	-	-	-	-	(413,397)	(413,397)
Balance, December 31, 2008	12,890,498	$12,891	(87,247)	$(86,692)	$7,224,062	$(6,511,644)	$638,617

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(413,397)	$(1,578,684)
Items to reconcile net income to net cash provided by (used in) operating activities:
Unrealized loss on investments	60,770	133,460
Realized (gain) loss on investments	68,931	(28,559)
Bad debt expense	106,561	99,180
Investment purchases	(121,586)	(803,359)
Investment proceeds	540,766	1,160,099
Note payable for settlement expense	-	530,000
Depreciation expense	19,850	20,830
Accretion of asset retirement obligation	2,567	1,722
Income tax expense	212,610	-
Common stock issued for services	-	110,000
Options issued for services	-	415,092
Treasury stock purchased	-	(25,706)
Changes in operating assets and liabilities
(Increase) decrease in money market accounts	(103,467)	200,145
(Increase) decrease in prepaid and other assets	13,822	(1,007)
(Increase) decrease in due to/from affiliate	-	(126)
(Increase) in interest receivable	(7,382)	(9,843)
(Increase) in net deferred tax assets and liabilities	-	(189,055)
(Increase) in reclamation bond	(49,285)	-
Decrease in income tax receivable	244,890	-
Increase in accounts payable	21,091	4,001
Increase in accrued expenses	19,047	13,514
Increase (decrease) in deferred gain	(420,000)	150,000
(Decrease) in income taxes payable	-	(302,495)
Net Cash Provided (Used) by Operating Activities	195,788	(100,791)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of construction work in process	(35,480)	-
Net Cash Used by Investing Activities	$(35,480)	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES

Payment on notes payable	$-	$(280,000)
Net Cash (Used) by Financing Activities	-	(280,000)

NET INCREASE (DECREASE) IN CASH	160,308	(380,791)

CASH AT BEGINNING OF PERIOD	22,676	403,467
CASH AT END OF PERIOD	$182,984	$22,676

CASH PAID FOR:

Interest	$6,338	$3,213
Income Taxes	$-	$94,107

NON-CASH INVESTING AND FINANCING ACTIVITIES

Notes receivable issued in exchange for previous notes receivable and related interest	$-	$11,314
Accounts payable issued for construction work-in process	$23,264	$-
Increase in asset retirement obligations assumed	$41,105	$-

The accompanying notes are an integral part of these consolidated financial statements.

 LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

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

a.

Accounting Methods

LKA’s financial statements are prepared using the accrual method of accounting.  LKA has elected a calendar year-end.

b.

Basic and Diluted Income (Loss) Per Share

LKA computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. LKA had net losses as of December 31, 2008 and 2007, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

c.

Exploration Costs

Costs related to locating and evaluating mineral and ore deposits, as well as determining the economic mineability of such deposits are expensed as incurred.

d.

Asset Retirement Obligations

On January 1, 2003, LKA adopted SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143).  SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value at the time the obligations are incurred.  Upon initial recognition of a liability, the cost should also be capitalized as part of the carrying amount of the related long-lived asset. See Note 3.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Income Taxes

LKA files income tax returns in the U.S. federal jurisdiction, and the state of Colorado.

LKA adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

LKA’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

The provision for income taxes for the years ended December 31, 2008 and 2007 consist of the following:

	2008	2007
Deferred
Federal	$212,610	$(161,296)
State	-	(27,798)
Current
Federal	-	(179,772)
State	-	(31,734)
Total provision for income taxes	$212,610	$(400,600)

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating loss carry forward	$237,978	$159,623
Accrued expenses	22,844	23,168
Allowance for bad debts	-	33,721
Depreciation	2,488	(3,863)
Valuation allowance	(263,310)	-
Net deferred tax asset	$-	$212,649

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Income Taxes (Continued)

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007
Pre-tax book income (loss)	$(68,268)	$(668,400)
Meals and entertainment	1,364	1,230
Unrealized loss	22,294	45,375
Stock for services	-	37,400
Options issued for services	-	141,135
Related party accruals	(25,644)	4,593
Penalties and other	146	218
Depreciation	(731)	(370)
Accretion	873	585
Allowance for doubtful accounts	(33,721)	33,721
Net operating loss carry forward	(159,623)	159,623
Net operating loss carry back	-	244,890
Valuation allowance	263,310	-
Write off of prior deferred tax asset	212,610	-
Federal Income Tax	$212,610	$-

LKA had net operating losses of approximately $700,000 that expire 20 years from when incurred.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f.

Cash Equivalents

LKA considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

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

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

Revenue Recognition Policy

Revenue from the lease of property is recognized when all rights to the property have been delivered, obligations of LKA have been fulfilled and amounts due under the lease are deemed collectible.

Royalty revenue is recognized by LKA at the time the Licensee/Operator of LKA’s mineral properties has delivered ore and or concentrates to the buyer and receives notice of a final sale/settlement and is entitled to payment.

j.

Securities and Investments

LKA applies the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), regarding marketable securities. LKA invests in securities that are intended to be bought and held principally for the purpose of selling them in the near term, and as a result, classifies such investments as trading securities.  Trading securities are recorded at fair value on the balance sheet with changes in fair value being reflected as unrealized gains or losses in the current period.  In addition, and in accordance with the provisions of SFAS 115, LKA also classifies the cash flows from purchases, sales, and maturities of trading securities as cash flows from operating activities.

k.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on LKA’s assessment of the collectability of payments on accounts, notes and accrued interest receivable. This assessment requires judgment regarding the ability of customers to pay the amounts owed to LKA.

l.

Stock-Based Compensation

LKA records stock-based compensation in accordance with SFAS No. 123(R) “Share Based Payments” (SFAS 123(R)), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

m.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts payable and notes payable.  The carrying amounts of cash and cash equivalents, accounts payable and notes payable approximate fair value due to the highly liquid nature of these short-term instruments.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.    SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on LKA’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how LKA values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. LKA’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at December 31, 2008 Using
	Level 1	Level 2	Level 3	Total
Marketable Securities	$172,072	$-	$-	$172,072
Total	$172,072	$-	$-	$172,072

FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, LKA partially adopted the provisions of SFAS 157 effective January 1, 2008.  The partial adoption of this statement did not have a material impact on LKA’s financial statements.  LKA expects to adopt the remaining provisions of SFAS 157 beginning in 2009.   LKA does not expect this adoption to have a material impact on its financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

n.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) did not have an impact on LKA’s historical financial statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on LKA’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on LKA’s financial statements.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in LKA’s financial reporting practices.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n.

New Accounting Pronouncements (Continued)

In May of 2008 the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises” (SFAS No. 163).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 163 is not expected to have a material impact on LKA’s financial statements.

In June 2008, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 will be effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 is not expected to have a material impact on LKA’s financial statements.

m.

Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2008, with no effect on previously reported net income or stockholder’s equity.

NOTE 2 -

FIXED ASSETS

Fixed assets and depreciation for the period are as follows:

	December 31,
	2008	2007
Fixed assets:
Land	$376,442	$376,442
Mining claims	12,137	12,137
Automobile	66,923	66,923
Construction work-in process	58,745	56,922
Unamortized asset retirement obligation (Note 3)	98,027	-
Less: Accumulated depreciation	(100,450)	(80,600)
Total fixed assets	$511,824	$431,824

Depreciation expense for the years ended December 31, 2008 and 2007 was $19,850 and $20,830, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 3 -

ASSET RETIREMENT OBLIGATIONS

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  LKA’s asset retirement obligations (AROs) consist of estimated costs related to the reclamation of the Golden Wonder and Ute Ule mines in correspondence with federal and state reclamation laws as defined by each applicable mine permit.  The obligation and corresponding asset have been recognized in the period in which the liability was incurred.  Changes in estimates could occur due to mine plan revisions, changes in estimated costs, and changes in the timing of the performance of reclamation activities.

LKA calculated its initial estimated AROs for final reclamation and mine closure based upon anticipated amounts and timing of future cash expenditures for a third party to perform the required work.  Spending estimates have been escalated for inflation at 1.93% per annum, then discounted at the credit-adjusted risk-free rate of 4.09% per annum at September 18, 2003.  LKA recorded an ARO asset associated with the liability and amortizes the asset over its expected life using the strait-line depreciation method.  The ARO liability is being accreted to the projected spending date.

During the fourth quarter of 2004, LKA revised its assessment of the anticipated productivity of the Ute Ule mine, and determined that the mine would not be subject to further development or mining activity. As a result, the entire ARO asset associated with the Ute Ule mine was written off.

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

Accretion expense for the years ended December 31, 2008 and 2007 was $2,567 and $1,722, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 4 -

RELATED PARTY TRANSACTIONS

Notes Payable

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2008.  Accrued interest related to this note totaled $59,288 as of December 31, 2008.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2008.  Accrued interest related to this note totaled $7,901 as of December 31, 2008.

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses under a month to month oral arrangement.  The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.

Notes Receivable

From 2002 to 2007, the Company advanced $64,526 to various parties in the form of legal payments associated with activities unrelated to the operation of the company. The counterparties are considered to be affiliates of LKA as they are represented, collectively, by an officer of LKA. These advances are due upon demand and non-interest bearing.  During the fourth quarter of 2008, LKA determined the notes to be uncollectible and wrote off the notes, resulting in the recording of $32,263 in bad debt expense during the year ended December 31, 2008.

Stock Options and Bonus

On December 31, 2003, LKA’s board of directors authorized the issuance of options to purchase 2,000,000 shares of LKA’s common stock to an officer and shareholder for services previously rendered. The shares were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and have a three-year term from the date of grant. See Note 9.

During the year ended December 31, 2007, LKA awarded $50,000 in bonuses to an officer and shareholder related to the execution of the option agreement to grant Richmont Mines a 50% joint venture interest in the Golden Wonder Mine (see Note 10).

On December 28, 2007, LKA’s board of directors authorized the issuance of options to purchase 1,000,000 shares of LKA’s common stock to an officer and shareholder for services previously rendered. The options have an exercise price of $0.40 per share, and have a five-year term from the date of grant. See Note 9.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 5 - NOTES RECEIVABLE

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

All of the replacement notes are secured by common stock owned by the president of LKA, accrue interest at 8.5% per annum, and were due in full on March 1, 2007.  LKA verbally agreed to extend the due date of these notes past December 31, 2007 and no repayments have yet been received.  As such, during the fourth quarter of 2008, LKA determined the notes to be uncollectible and wrote off the notes and related interest receivable, resulting in the recording of $74,298 in bad debt expense during the year ended December 31, 2008.

NOTE 6 -

NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that LKA does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis (“EE/CA”) report on the Ute-Ule and the neighboring public lands. The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of December 31, 2008, LKA and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the BLM and EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the owner.  The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA’s share of the total cost, still to be determined.  The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself.  However, LKA is in the early stages of this process and cannot accurately predict a range of what the ultimate liability, if any, will be.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 7 -

SETTLEMENT OF LITIGATION

On October 6, 2006, LKA received a letter from counsel for Au Mining (AUM), lease and operator of the Golden Wonder Mine, and its principals, demanding immediate payment of $740,000, with interest alleged to be due to them under the lease agreement with AUM.  The lease agreement with AUM provided for the payment of $5,000 each to AUM’s principals every month for work on the anticipated lower level development of the Golden Wonder mine until the commencement of commercial mining thereon.

On or about October 27, 2006, LKA filed a Complaint for Declaratory Judgment against AUM. It seeks a declaratory judgment that LKA has no obligation to make payments under the lease agreement because the new development contemplated thereby has not commenced.  The complaint also seeks an order requiring AUM to pay LKA's attorneys fees and costs incurred in connection with the action.

AUM subsequently counterclaimed against LKA, seeking rescission of the lease agreement or, in the alternative, damages from LKA for breach of the lease agreement.  The counterclaim sought damages for LKA’s alleged failure to make the $5,000 per month payments and for alleged breach of the duty of good faith and fair dealing in failing to finance the development of new levels of the Golden Wonder mine.

On August 24, 2007, LKA entered into a settlement agreement with AUM. Under the terms of the agreement, AUM agreed to release all rights to the Golden Wonder Mine and the Ute Ule Mine, including all mining rights thereto, that it had under the 2003 Lease Agreement between the parties and/or AUM's option exercise under the parties' 1997 Lease Agreement. LKA agreed to pay to AUM the sum of $280,000 within 60 days of the date of the agreement, with the payment of an additional $250,000 payable 12 months from the date of the agreement. LKA remitted the $280,000 payment to AUM on October 22, 2007.

On August 24, 2007, LKA executed a promissory note evidencing the remaining obligation of $250,000. The note bore interest at the rate of eight percent, included a late fee of five percent of the balance due, and had no prepayment penalty.  During August 2008, Richmont Mines, Inc. paid the remaining settlement payment of $250,000 principal and $20,000 in interest on behalf of LKA as part of its Letter Agreement with LKA (see Note 10).

In connection with the agreement, LKA has executed a Royalty Agreement under which it is to pay to AUM a net smelter royalty of six percent on all future proceeds received from materials produced from the Golden Wonder Mine, with all royalty payments to cease once AUM has received total royalty payments of $12,647,505. The parties have further agreed to dismiss with prejudice all claims and counterclaims made in Case No. 2006 CV 05, filed in the District Court of Colorado, Hinsdale County. In addition, AUM has agreed to grant LKA subterranean access to the Golden Wonder Mine through its Red Cloud patented mining claim for an annual fee of $1,000 during the years that such easement is used.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 8 -

COMMITMENTS AND CONTINGENCIES

Except as discussed above in Notes 6 an 7, LKA is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

NOTE 9 -

STOCK-BASED COMPENSATION

On December 31, 2004, LKA granted an option to its President to purchase up to 1,000,000 shares of LKA’s common stock at an exercise price of $0.25 per share, exercisable for three years (the “2004 Options”).  These options expired unexercised on December 31, 2007.

On December 31, 2005, LKA granted an option to its President to purchase up to 1,000,000 shares of LKA’s common stock at an exercise price of $0.55 per share, exercisable for three years from the date of grant (the “2005 Options”).  These options expired unexercised on December 31, 2008.

On December 28, 2007, LKA granted an option to its President to purchase 1,000,000 shares of LKA’s common stock at an exercise price of $0.40 per share, exercisable for five years from the date of grant (the “2007 Options”).

On January 1, 2006, LKA adopted SFAS No. 123(R), requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes SFAS No. 123 and APB

No. 25. Prior to January 1, 2006, LKA accounted for stock option plans under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123, which did not require compensation cost be recognized for LKA’s stock options provided the option exercise price was established at 100% (or greater) of the common stock fair market value on the date of the grant.  Awards granted after January 1, 2006, will be valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award.  Additionally, SFAS  No. 123R  requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” There were no unvested amounts associated with previously issued employee options as of January 1, 2006. As such, the adoption of this new accounting guidance did not have an impact to LKA’s current or previously reported financial information.

As of January 1, 2006, and until December 28, 2007, LKA had two employee option awards outstanding, representing a total of 2,000,000 options to purchase shares of LKA’s common stock. LKA estimated the fair values of these stock option awards using a Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 110% and 138%, risk-free interest rates ranging from 3.2% to 4.4%, weighted average expected option lives of 3 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 9 -

STOCK-BASED COMPENSATION (CONTINUED)

On December 28, 2007, LKA issued an additional employee option award for a total of 1,000,000 options to purchase shares of LKA’s common stock. LKA estimated the fair values of these stock option awards using a Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 131%, a risk-free interest rate of 3.52%, a weighted average expected option life of 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. The resulting fair value estimate, net of tax, totaled $415,092. This amount was recorded as a current period expense during the fourth quarter of 2007.  The weighted average intrinsic value of all outstanding options at December 31, 2008 and 2007 was $0 and $56,000, respectively.

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2008 and 2007:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2006	2,000,000	$0.39

Granted	1,000,000	0.40
Exercised	-	-
Forfeited	(1,000,000)	(0.25)
Options outstanding at December 31, 2007	2,000,000	$0.48

Options exercisable at December 31, 2007	2,000,000	$0.48
Granted
Exercised	-	-
Expired	(1,000,000)	(0.55)
Options outstanding at December 31, 2008	1,000,000	$0.40

Options exercisable at December 31, 2008	1,000,000	$0.40

NOTE 10 -

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

On October 22, 2008, upon meeting the agreed upon funding commitment, Richmont elected not to exercise its option to proceed with future development of the mine and terminated the Letter Agreement, at which time LKA recognized direct cash payments totaling $747,216 from Richmont as lease revenue, including $150,000 of deferred revenue at December 31, 2007.  This amount was recorded as deferred lease

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 10 -

LETTER AGREEMENT (CONTINUED)

revenue until October 2008 when the letter was terminated.  Included in this amount are expenditures for exploration and development within the mine as well as approximately $550,000 to, or on behalf of, LKA for option fees, litigation settlement costs and project-related finder’s fees.  During August 2008, Richmont paid the remaining settlement payment of $250,000 principal and $20,000 in interest on behalf of LKA to Au Mining (AUM), former lessee and operator of the Golden Wonder Mine.  This amount is included in the recognized revenue of $747,216 for the year ending December 31, 2008.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 10, 2008, our Board of Directors resolved to dismiss HJ & Associates, LLC, as our principal independent accountant and to retain Malone & Bailey, PC, Certified Public Accountants, of Houston, Texas, as our new principal independent accountant.  See our 8-K Current Report dated July 10, 2008 and filed with the SEC on July 11, 2008.

During our two most recent fiscal years, and through the date of such Current Report, there were no disagreements between us and HJ & Associates, LLC, whether resolved or not resolved, on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of HJ & Associates, LLC, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our President and our Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2008, our internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Background and Business Experience

Kye Abraham, President, Chairman of the Board Mr. Abraham is 50 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered NASD broker/dealer. Mr. Abraham is also the Managing Partner of Caldera.

Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 51, and, until recently was  employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991. . She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

Significant Employees

LKA has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships

Our President, Kye Abraham, is the husband of Nanette Abraham, who is our Secretary/Treasurer.

Involvement in Other Public Companies Registered Under the Exchange Act

None; not applicable.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of ours:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2008, the following were filed timely:

Name	Type	Filed
Kye A. Abraham	Form 4	March 31, 2008
Kye A. Abraham	Form 4	June 12, 2008 (1)

(1)  On March 17, 2009, Mr. Abraham filed an amendment to this Form 4 in order to correct an inadvertent calculation error in the initial filing.

On June 10, 2008, Mr. Abraham filed a Form 4 with respect to three transactions that occurred on June 3, 2008.  Based solely on a review of such Form, the Company believes that this Form was not timely filed.

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/08 12/31/07 12/31/06	$138,000 $127,500 $127,500	$0 $50,000 $0	0 0 0	0 (1) 0	0 0 0	0 0 0	0 0 0	$127,500 $177,500 $127,500
Nannette Abraham Sec./Treas Director	12/31/08 12/31/07 12/31/06	$12,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)  On December 28, 2007, our Board of Directors resolved to grant to Mr. Abraham an option to purchase up to 1,000,000 “unregistered” and “restricted” shares of our common stock at a price of $0.40 per share, exercisable for five years.

Beginning in October, 2006, Kye Abraham began receiving a salary of $12,500 per month for his services to LKA. Prior to that, his salary was $10,000 per month. We do not have any employment agreements with Mr. Abraham or with any other party.

Outstanding Equity Awards at Fiscal Year End

                Option Awards                      Stock Awards

________________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kye Abraham	1,000,000	0	0	(1)	(1)	0	0	0	0
Nanette Abraham	0	0	0	0	0	0	0	0	0

(1)  Effective as of December 31, 2004, and December 31, 2005, respectively, the Company granted to Mr. Abraham options to purchase: (i) up to 1,000,000 “unregistered” and “restricted” shares of common stock at a price of $0.25 per share; and (ii) up to 1,000,000 “unregistered” and “restricted” shares of common stock at a price of $0.55 per share. All of these options were exercisable for a period of three years, and have expired.  On December 28, 2007, our Board of Directors resolved to grant to Mr. Abraham an option to purchase up to 1,000,000 “unregistered” and “restricted” shares of our common stock at a price of $0.40 per share, exercisable for five years.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Kye Abraham	0	0	0	0	0	0	0
Nanette Abraham	0	0	0	0	0	0	0

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock .

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	8,698,577(1)	63.0%(2)

(1) Consists of 1,189,535 shares that are held directly by Mr. And Ms. Abraham and 6,434,042 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director and 75,000 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.   This figure also includes 1,000,000 shares underlying options to purchase shares of our common stock at $0.40 per share.

(2) Based on a total of 13,803,251 shares outstanding, which includes 1,000,000 shares underlying options to purchase our common stock at $0.40 per share.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of April 11, 2008:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	8,698,577(1)	63.0% (2)
Common Stock	Nanette Abraham	(3)

(1) Consists of 1,189,535 shares that are held directly by Mr. And Ms. Abraham and 6,434,042 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director and 75,000 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.   This figure also includes 1,000,000 shares underlying options to purchase shares of our common stock at $0.40 per share.

(2) Based on a total of 13,803,251 shares outstanding, which includes 1,000,000 shares underlying options to purchase our common stock at $0.40 per share.

(3) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 8,698,577 shares that Mr. Abraham beneficially owns.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of LKA's securities which may result in a change in its control.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	1,000,000	$0.40	-0-
Total	1,000,000	$0.40	-0-

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

The Company owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2008.  Accrued interest related to this note totaled $59,288 as of December 31, 2008.

The Company owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2008.  Accrued interest related to this note totaled $7,901 as of December 31, 2008.

The Company pays a company owned by Mr. Abraham $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes the Company’s securities transactions and manages its investment portfolio.

From 2002 to 2007, the Company advanced $64,526 to various parties in the form of legal payments associated with activities unrelated to the operation of the Company. The counterparties are considered to be affiliates of the Company as they are represented, collectively, by an officer of the Company. These advances are due upon demand and non-interest bearing. During the fourth quarter of 2008, the Company determined these notes to be uncollectible and wrote off the notes, resulting in the recording of $32,263 in bad debt expense during the year ended December 31, 2008.

On December 31, 2003, the Company’s board of directors authorized the issuance of options to purchase 2,000,000 shares of the Company’s common stock to Mr. Abraham for services previously rendered. The options were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and had a three-year term from the date of grant.  All of these options have expired.

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

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

LKA has no parents, except to the extent that Mr. Abraham may be deemed to be its parent by virtue of his beneficial ownership of approximately 60% of its currently outstanding shares.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008, and 2007:

Fee Category	2008	2007
Audit Fees	$15,000	$26,100
Audit-related Fees	$0	$0
Tax Fees	$0	$1,900
All Other Fees	$0	$0
Total Fees	$15,000	$28,000

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibits

Exhibit Number	Description (1)
3.1	Certificate of Incorporation (2)
3.2	By-laws (2)
10.1	Notice of Termination from Richmont Mines, Inc. (3)
14	Code of Conduct (4)
31.1	302 Certification of Kye Abraham
31.2	302 Certification of Nanette Abraham
32	906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Summaries of all exhibits contained within this Report are modified in their entirety by reference to these exhibits.

(2)  Incorporated by reference to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed with the SEC on February 11, 2003.

(3)  Incorporated by reference to our Current Report on Form 8-K dated October 22, 2008, filed with the SEC on October 24, 2008.

(4)  Incorporated by reference to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, filed with the SEC on March 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LKA INTERNATIONAL, INC.

Date:	March 27, 2009	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

LKA INTERNATIONAL, INC.

Date:	March 27, 2009	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	March 27, 2009	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director