Form 10-Q
period 2009-03-31
LKA INTERNATIONAL INC /DE/
filed 2009-05-11
CIK 831355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 6, 2009 - 12,890,498 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$9,793	$182,984
Margin trading account	1,153	16,941
Prepaid expenses	2,456	10,226
Investments in trading securities	109,189	172,072

Total Current Assets	122,591	382,223

FIXED ASSETS
Land, equipment and mining claims	675,105	612,274
Accumulated deprecation	(105,264)	(100,450)

Total Fixed Assets, Net of Accumulated Depreciation	569,841	511,824

OTHER NON-CURRENT ASSETS
Reclamation Bonds	113,120	113,120

Total Other Non-Current Assets	113,120	113,120

TOTAL ASSETS	$805,552	$1,007,167

The accompanying notes are an integral part of these financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2009	December 31, 2008
CURRENT LIABILITIES
Accounts Payable	$80,005	$121,470
Note payable	10,000	10,000
Notes payable - related party (Note 2)	62,803	62,803
Accrued interest payable - related party (Note 2)	68,759	67,189

Total Current Liabilities	221,567	261,462

NON-CURRENT LIABILITIES
Asset retirement obligation	108,343	107,088

Total Non-Current Liabilities	108,343	107,088

Total Liabilities	329,910	368,550

Commitments and Contingencies	-	-
STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,890,498 and 12,890,498 shares issued and 12,803,252 and 12,803,252 shares outstanding respectively	12,891	12,891
Additional paid-in capital	7,224,062	7,224,062
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(6,674,619)	(6,511,644)

Total Stockholders' Equity	475,642	638,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$805,552	$1,007,167

The accompanying notes are an integral part of these financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Expenses

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

OPERATING EXPENSES
General and administrative	$86,749	$76,986
Exploration, development and related costs	45,512	58,196
Bad debt expense	-	1,230
Officer salaries and bonus	37,500	37,500
Total Operating Expenses	169,761	173,.912
OPERATING LOSS	(169,761)	(173,912)

OTHER INCOME (EXPENSE)
Interest expense	(2,055)	(8,490)
Interest income	47	2,502
Realized gain on securities	1,058	-
Unrealized gain on securities	4,027	15,251
Other investment income	3,709	20,977
Total Other Income (Expense)	6,786	30,240

NET LOSS BEFORE TAXES	(162,975)	(143,672)
INCOME TAX BENEFIT	-	68,490
NET LOSS	$(162,975)	$(75,182)
BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,890,498	12,890,498

The accompanying notes are an integral part of these financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,975)	$(75,182)
Items to reconcile net income to net cash provided (used) by operating activities:
Accretion of environmental remediation costs	1,255	448
Depreciation and amortization	4,814	4,596
Unrealized gain on investments	(4,027)	(20,051)
Realized gain on investments	(1,058)	-
Bad debt	-	1,230
Investment purchases	(3,528)	(6,323)
Investment proceeds	71,496	-
Changes in operating assets and liabilities
(Increase) in interest receivable	-	(2,461)
Decrease in prepaid and other assets	7,770	7,546
(Increase) decrease in money market funds	15,788	(8,310)
(Increase) in net deferred tax assets and liabilities	-	(68,490)
(Decrease) in accounts payable	(41,465)	(13,320)
Increase in accrued expenses	1,570	6,556
Increase in deferred gain	-	183,549
Net Cash Provided (Used) by Operating Activities	(110,360)	9,788

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of construction equipment	(62,831)	-
Net Cash Used by Investing Activities	(62,831)	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	(173,191)	9,788

CASH AT BEGINNING OF PERIOD	182,984	22,676

CASH AT END OF PERIOD	$9,793	$32,464

CASH PAID FOR:
Interest	$375	$349
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2009.  Accrued interest related to this note totaled $59,438 and $59,288 as of March 31, 2009 and December 31, 2008 respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2009.  Accrued interest related to this note totaled $9,321 and $7,901 as of March 31, 2009 and December 31, 2008, respectively.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2009

NOTE 3 -

SIGNIFICANT EVENTS

During the three months ended March 31, 2009, LKA continued to invest in the Golden Wonder mine through the continuation of a drainage improvement project and the purchase of a crushing machine.  As of March 31, 2009, $58,745 and $62,831 of to-date expenses related to the drainage improvements and the crushing machine have been capitalized as construction in process, respectively.  These amounts will begin being depreciated over their estimated useful lives upon being placed in service.

NOTE 4 -

GOING CONCERN

LKA's consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, LKA has recently accumulated significant losses, has negative working capital and a deficit in stockholders' equity.  All of these items raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the LKA's ability to continue as a going concern are as follows:

During 2007, LKA terminated its eight year lease agreement on the Golden Wonder Mine with the previous mine operator and entered into a Letter Agreement with Richmont Mines for joint exploration and development of the Golden Wonder Mine.  During the Initial Commitment Period, Richmont was required to invest $3 million in certain project-related expenditures prior to September 1, 2008.  The Initial Commitment Period was extended 60 days until November 1, 2008, when Richmont discontinued its exploration effort at that time and returned control of the mine to LKA. Since November 2008, LKA personnel have been conducting a detailed evaluation program within the Golden Wonder mine to determine if previous producing zones can be extended. During this evaluation period, sampling and analysis of exposed veins yielded encouraging results. While encouraging, no conclusion can be drawn at this time about the commercial viability of the mine. If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

There can be no assurance that the Company will be able to achieve its business plans, raise any required capital or secure the financing necessary to achieve its current operating plan.  The ability of LKA to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

For The Three Months Ended March 31, 2009 Compared to The Three Months Ended March 31, 2008.

During the quarterly periods ended March 31, 2009, and March 31, 2008, we received no revenues.

Operating expenses decreased from $173,912 in the quarterly period ended March 31, 2008, to $169,761 in the quarterly period ended March 31, 2009.  Exploration, development and related costs decreased to $45,512 in the quarter ended March 31, 2009, from $58,196 in the year-ago quarter.  We incurred a bad debt expense of $1,230 in the three months ended March 31, 2008, as compared to no bad debt expense in the three months ended March 31, 2009.  Officer salaries and bonus remained $37,500 in both of these three month periods. We realized an operating loss of $169,761 during the quarter ended March 31, 2009, as compared to operating loss of $173,912 in the comparable period in 2008.

Interest income decreased to $47 in the three months ended March 31, 2009, from $2,502 in the three months ended March 31, 2008.  Interest expense totaled $2,055 and $8,490 in 2009 and 2008, respectively.  We realized a gain on securities in the three months ended March 31, 2009 of $1,058, as compared to no gain in the 2008 period.  Unrealized gain on securities were $4,027 and $15,251 for the three months ended March 31, 2009 and 2008. We received $3,709 in other investment income in 2009, versus $20,977 in 2008.

Net loss totaled ($162,975), or ($0.01) per share, and ($75,182), or ($0.01) per share in the three months ended March 31, 2009 and 2008.

Liquidity

Current assets at March 31, 2009, totaled $122,591.  As of that date, we had $9,793 in cash, as compared to $182,984 at December 31, 2008.

During the three months ended March 31, 2009, our operating activities used net cash of $110,360.  In 2008, by contrast, operating activities provided net cash of $9,788.  There was $62,831 cash used by investing activities and no cash provided by financing activities in the three months ended March 31, 2009, with no cash provided by investing activities or financing activities during the three months ended March 31, 2008.

At March 31, 2009, the Company had working capital of ($98,976), as compared to working capital of $120,761 at December 31, 2008.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None; not applicable.

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

LKA INTERNATIONAL, INC.

Date:	May 11, 2009	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 11, 2009	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director