Form 10-Q
period 2009-06-30
LKA INTERNATIONAL INC /DE/
filed 2009-08-14
CIK 831355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 14, 2009 - 14,270,498 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	June 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$193,456	$182,984
Margin trading account	5	16,941
Prepaid expenses	10,336	10,226
Investments in trading securities	30	172,072

Total Current Assets	203,827	382,223

FIXED ASSETS
Land, equipment and mining claims	718,616	612,274
Accumulated deprecation	(111,291)	(100,450)

Total Fixed Assets, Net of Accumulated Depreciation	607,325	511,824

OTHER NON-CURRENT ASSETS
Reclamation Bonds	113,120	113,120

Total Other Non-Current Assets	113,120	113,120

TOTAL ASSETS	$924,272	$1,007,167

The accompanying notes are an integral part of these unaudited consolidated  financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2009	December 31, 2008
CURRENT LIABILITIES
Accounts Payable	$65,493	$121,470
Note payable	10,000	10,000
Notes payable - related party (Note 2)	62,803	62,803
Accrued interest payable - related party (Note 2)	70,329	67,189

Total Current Liabilities	208,625	261,462

NON-CURRENT LIABILITIES
Asset retirement obligation	109,599	107,088

Total Non-Current Liabilities	109,599	107,088

Total Liabilities	318,224	368,550

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 14,270,498 and 12,890,498 shares issued and 14,183,251 and 12,803,251 shares outstanding, respectively	14,271	12,891
Additional paid-in capital	7,698,580	7,224,062
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(7,020,111)	(6,511,644)

Total Stockholders' Equity	606,048	638,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$924,272	$1,007,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Sales - precious metals	$236,757	$-	$236,757	$-

OPERATING EXPENSES
Exploration, development and related costs	175,229	76,883	220,741	135,079
Professional fees	315,049	48,971	350,172	92,425
General and administrative	41,386	36,326	93,010	69,859
Royalty expense	11,247	-	11,247	-
Bad debt expense	-	1,231	-	2,461
Officer salaries and bonus	37,500	37,500	75,000	75,000
Total Operating Expenses	580,411	200,911	750,170	374,824
OPERATING LOSS	(343,654)	(200,911)	(513,413)	(374,824)

OTHER INCOME (EXPENSE)
Interest expense	(2,541)	(8,137)	(4,596)	(16,627)
Interest income	1	2,467	48	4,969
Realized gain (loss) on Securities	(3)	4,863	1,055	4,863
Unrealized gain on securities	11	175,826	4,038	191,077
Other investment income	692	10,533	4,401	31,510
Total Other Income (Expense)	(1,840)	185,552	4,946	215,792
NET LOSS	$(345,494)	$(15,359)	$(508,467)	$(159,032)

BASIC NET LOSS PER COMMON SHARE	$(0.03)	$(0.00)	$(0.04)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,815,333	12,890,498	13,119,338	12,890,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(508,467)	$(159,032)
Items to reconcile net loss to net cash used by operating activities:
Accretion of environmental remediation costs	2,511	896
Depreciation and amortization	10,841	9,191
Bad debt expense	-	2,461
Unrealized (gain) on investments	(4,038)	(195,877)
Realized (gain) on investments	(1,055)	(4,863)
Investment purchases	(3,528)	(88,375)
Investment sales proceeds	180,663	231,266
Common stock issued for services	160,000	-
Stock warrants issued for services	140,898	-
Changes in operating assets and liabilities
(Increase) in interest receivable	-	(4,922)
(Increase) decrease in prepaid and other assets	(110)	15,092
(Increase) decrease in money market funds	16,936	(87,574)
(Decrease) in accounts payable	(55,977)	(10,001)
Increase in accrued expenses	3,140	13,112
Increase in deferred gain	-	274,684
Net Cash Used by Operating Activities	(58,186)	(3,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and construction work in-process	(106,342)	-
Net Cash Used by Investing Activities	(106,342)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	175,000	-
Net Cash Provided by Financing Activities	175,000	-

INCREASE (DECREASE) IN CASH	10,472	(3,942)

CASH AT BEGINNING OF PERIOD	182,984	22,676

CASH AT END OF PERIOD	$193,456	$18,734

CASH PAID FOR:
Interest	$891	$806
Income taxes	-	-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for offering costs	$175,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the six months ended June 30, 2009.  Accrued interest related to this note totaled $62,130 and $59,288 as of June 30, 2009 and December 31, 2008 respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the six months ended June 30, 2009.  Accrued interest related to this note totaled $8,199 and $7,901 as of June 30, 2009 and December 31, 2008, respectively.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2009

NOTE 3 -

SIGNIFICANT EVENTS

Fixed Assets

During the six months ended June 30, 2009, LKA continued to invest in the Golden Wonder mine through the construction of a water improvement and diversion project and the purchase of an ore crushing plant.  During April 2009, LKA placed the crushing plant into service, capitalizing $87,414 in total costs to be depreciated over its expected useful life of 15 years.  As of June 30, 2009, $77,673 of to-date expenses related to drainage improvements have been capitalized as construction in process, $58,745 of which was incurred in 2008. The crushing plant was subsequently placed into service during July 2009.

Common Stock Issuances

During May 2009, LKA entered into a consulting agreement with SDK Investments, LLC (SDK).  SDK was engaged to furnish advisory and consulting services to LKA for possible venture capital transactions.  As an initial retainer, LKA issued 400,000 shares of its common stock and granted fully vested warrants to purchase 400,000 shares of its common stock for a period of 18 months at a price of $1.00 per share.  Additionally, SDK was afforded the opportunity to earn up to an additional 400,000 shares of common stock upon the completion of a private or public financing.  As a result of entering into the consulting agreement, LKA recognized $160,000 in consulting expense from the issuance of common stock and $140,898 in consulting expense from the issuance of warrants.

On June 11, 2009, LKA issued 700,000 shares of its common stock for cash in a private financing for $175,000, or $0.25 per share.  Additionally, LKA issued SDK 280,000 shares of its common stock for stock offering costs valued at $175,000, which was recognized as an offset to additional paid-in capital as stock offering costs.

Common Stock Warrants

During May 2009, LKA granted fully vested warrants to purchase 400,000 shares of its common stock for a period of 18 months at a price of $1.00 per share.  The warrants were valued at $140,898 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date

$

0.40

Exercise price

$

1.00

Expected time to exercise

1.5 years

Risk free interest rate

0.71%

Volatility

288.01%

Expected forfeiture rate

0.00%

LKA analyzed the warrants for derivative accounting consideration under SFAS 133, EITF 00-19 and EITF 07-05. LKA determined the warrants met the criteria for classification in stockholders equity. Therefore, derivative accounting was not applicable for these warrants.

Precious Metals Sales

During May and June 2009, LKA received total payments of $236,757 from Teck Metals, LTD for net smelter proceeds from the delivery of gold and silver ore from the Golden Wonder mine.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2009

NOTE 4 - GOING CONCERN

LKA's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, LKA has recently accumulated significant losses, has negative working capital and a deficit in stockholders' equity.  All of these items raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the LKA's ability to continue as a going concern are as follows:

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

There can be no assurance that LKA will be able to achieve its business plans, raise any required capital or secure the financing necessary to achieve its current operating plan.  The ability of LKA to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if LKA is unable to continue as a going concern.

NOTE 5 -

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to current year classifications.

NOTE 6 -

SUBSEQUENT EVENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. LKA adopted the provisions of FAS 165 for the interim period ended June 30, 2009. The adoption of FAS 165 had no impact on the LKA’s consolidated financial position, results of operations or cash flows.

The following is a summary of subsequent events as of August 14, 2009:

On July 2, 2009, LKA issued a Promissory Note to PanAmerican Capital Group, Inc. in exchange for cash of $545,090, or an amount equal to the value of 700 troy ounces of gold as determined by the closing spot price of gold on COMEX of $928.70 per ounce, less $150 per troy ounce.

The Promissory Note accrues interest at the rate of 10% per annum, is due in five installments, the first due the first business day of January 2010, with the amount of the payment determined at the option of the holder by either (i) the value of 140 ounces of gold as determined by the closing spot price of gold on COMEX on the business day immediately preceding the first installment due date, or (ii) one-fifth (1/5) of the total principal amount, together with accrued interest thereon.

The promissory note is secured by a first charge over LKA mining property and claims located in Hinsdale County, Colorado, including the Golden Wonder mine.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For The Three Months Ended June 30, 2009 Compared to The Three Months Ended June 30, 2008.

On May 27, 2009, we formally engaged Underground Specialty Co., LLC, a Colorado limited liability company (“USC”), to provide contract mining services at our Golden Wonder mine.  During the quarterly period ended June 30, 2009, we received $236,757 from ore sales to Teck- Metals, Ltd. During the June 30, 2008, quarter, we conducted no mining operations and received no revenues.

Operating expenses increased from $200,911 for the three months ended June 30, 2008, to $580,411 in the three months ended June 30, 2009.  This increase was mainly due to increased costs associated with exploration, mine development and bulk sampling activities as well as infrastructure expenditures. Exploration, development and related costs increased to $175,229 in the three months ended June 30, 2009, from $76,883 in the year-ago quarter.  Professional fees increased from $48,971 for the three months ended June 30, 2008, to $315,049 in the three months ended June 30, 2009.  The current period expense includes $160,000 from stock issuances and $140,898 from warrant grants.  None of these types of non-cash expenses were incurred in the prior period.  General and administrative expenses increased to $41,386 from $36,326 in the three months ended 2009 and 2008.  We had a royalty expense of $11,247 in the three months ended June 30, 2009, with no royalty expense in the three months ended June 30, 2008.  We incurred a bad debt expense of $1,231 in the three months ended June 30, 2008, as compared to no bad debt expense in the three months ended June 30, 2009.  Officer salaries and bonus remained $37,500 in both of these three month periods. We realized an operating loss of $343,654 during the quarter ended June 30, 2009, as compared to operating loss of $200,911 in the comparable period in 2008.

Interest income decreased to $1 in the three months ended June 30, 2009, from $2,467 in the three months ended June 30, 2008.  Interest expense totaled $2,541 and $8,137 in the three months ended 2009 and 2008, respectively.  We realized a gain on securities in the three months ended June 30, 2008 of $4,863, as compared to $3 loss in the 2009 period.  Unrealized gains on securities were $11 and $175,826 for the three months ended June 30, 2009 and 2008. We received $692 in other investment income in 2009, versus $10,533 in 2008.

Net loss totaled $345,494, or $0.03 per share, and $15,359, or $0.00 per share in the three months ended June 30, 2009 and 2008.

For The Six Months Ended June 30, 2009 Compared to The Six Months Ended June 30, 2008.

During the six months ended June 30, 2009, we received $236,757 in precious metals ore sales as a result of resumed mining operations. In the comparable period ended June 30, 2008, we received no revenues.

Operating expenses increased from $374,824 in the six months ended June 30, 2008, to $750,170 in the six months ended June 30, 2009, due to costs associated with mining and related infrastructure cost  at the Golden Wonder mine.  Exploration, development and related costs increased to $220,741 in the six months ended June 30, 2009, from $135,079 in the year-ago period.  Professional fees increased from $92,425 in the 2008 period to $350, 172 in the 2009 period, due to expenses associated with stock issuances and warrant grants.  We had general and administrative expenses of $93,010 for the 2009 period compared to $69,859 in the 2008 period.  We had a royalty expense in 2009 of $11,247 and we had no royalty expense in 2008.  We incurred a bad debt expense of $2,461 in the six months ended June 30, 2008, as compared to no bad debt expense in the six months ended June 30, 2009.  Officer salaries and bonus remained $75,000 in both of these six month periods. We realized an operating loss of $513,413 during the six months ended June 30, 2009, as compared to operating loss of $374,824 in the comparable period in 2008.

Interest income decreased to $48 in the six months ended June 30, 2009, from $4,969 in the six months ended June 30, 2008.  Interest expense totaled $4,596 and $16,627 in 2009 and 2008, respectively.  We realized a gain on securities in the six months ended June 30, 2009 of $1,055, as compared to a gain of $4,863 in the 2008 period.  Unrealized gain on securities were $4,038 and $191,077 for the six months ended June 30, 2009 and 2008. We received $4,401 in other investment income in 2009, versus $31,510 in 2008.

Net loss totaled $508,467, or $0.04 per share, and $159,032, or $0.01 per share in the six months ended June 30, 2009 and 2008.

Liquidity

On June 11, 2009, we sold 700,000 “unregistered” and “restricted” shares of our common stock for gross proceeds of $175,000.

Current assets at June 30, 2009, totaled $203,827.  As of that date, we had $193,456 in cash, as compared to $182,984 at December 31, 2008.

During the six months ended June 30, 2009, our operating activities used net cash of $58,186.  In 2008, by contrast, operating activities used net cash of $3,942.  There was $106,342 cash used by investing activities associated with LKA’s placement in service of a crushing plant  in April, 2009, and its continued payment for  construction of a water diversion and  improvement project.   Cash provided by financing activities totaled $175,000 in the six months ended June 30, 2009, with no cash provided by investing activities or financing activities during the six months ended June 30, 2008.

At June 30, 2009, the Company had working capital deficit of $4,798, as compared to working capital of $120,761 at December 31, 2008.

Effective as of July 2, 2009, which is subsequent to the end of the period covered by this Report, the Company executed a Promissory Note in the principal amount of $545,090.  See Part II, Item 5 of this Quarterly Report.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2009, the Company and SDK Investments, LLC, a Georgia limited liability company (“SDK”) executed a Consulting Agreement whereby SDK agreed to provide certain consulting and advisory services to the Company.  As a retainer for the performance of these services, on May 11, 2009, the Company:  (i) issued to SDK 400,000 “unregistered” and “restricted” shares of its common stock; and (ii) granted to SDK warrants to purchase an additional 400,000 “unregistered” and “restricted” shares of common stock at a price of $1.00 per share, exercisable for a period of 18 months.

On June 12, 2009, the Company issued 700,000 “unregistered” and “restricted” shares of its common stock to  investors who are deemed not to be “U.S. persons” as defined in Rule 902(k) of Regulation S of the Securities and Exchange Commission, for total consideration of $175,000.  On the same date, the Company issued an additional 280,000 such shares to SDK for consulting services valued at $252,000, of which $175,000 was recorded as stock offering cost as an offset to the proceeds received in paid-in capital and $77,000 as offering expenses.

Management believes that all of the above-referenced securities issued to SDK were exempt from the registration requirements of Section 5 of the the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D of the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

Effective as of July 2, 2009, which is subsequent to the end of the period covered by this Report, the Company executed a Subscription Agreement with PanAmerica Capital Group, a Panama corporation (“Pan America”).  Under the Subscription Agreement, the Company issued to Pan America a Promissory Note in the principal amount of $545,090.   The principal terms of the Promissory Note are discussed in the Company’s Current Report on Form 8-K dated July 2, 2009, and filed with the Securities and Exchange Commission on July 8, 2009.

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

LKA INTERNATIONAL, INC.

Date:	August 14, 2009	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	August 14,, 2009	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director