Form 10-Q
period 2009-09-30
LKA INTERNATIONAL INC /DE/
filed 2009-11-16
CIK 831355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 16, 2009 - 14,270,498 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$358,294	$182,984
Margin trading account	678	16,941
Prepaid expenses	1,271	10,226
Deferred debt issue costs	36,043	-
Investments in trading securities	35	172,072

Total Current Assets	396,321	382,223

FIXED ASSETS
Land, equipment and mining claims	762,790	612,274
Accumulated deprecation	(120,396)	(100,450)

Total Fixed Assets, Net of Accumulated Depreciation	642,394	511,824

OTHER NON-CURRENT ASSETS
Reclamation Bonds	113,120	113,120
Deferred debt issue costs	9,579	-

Total Other Non-Current Assets	122,699	113,120

TOTAL ASSETS	$1,161,414	$1,007,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2009	December 31, 2008
CURRENT LIABILITIES
Accounts Payable	$106,434	$121,470
Note payable	10,000	10,000
Notes payable - related party (Note 2)	389,857	62,803
Accrued interest payable - related party (Note 2)	85,340	67,189
Derivative liability (Note 3)	50,805	-

Total Current Liabilities	642,436	261,462

NON-CURRENT LIABILITIES
Derivative Liability – long-term (Note 3)	58,176	-
Note payable – related party - long-term	218,036	-
Asset retirement obligation	110,855	107,088

Total Non-Current Liabilities	387,067	107,088

Total Liabilities	1,029,503	368,550

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,270,498 and 12,890,498 shares issued and 14,183,251 and 12,803,251 shares outstanding respectively	14,271	12,891
Additional paid-in capital	7,698,580	7,224,062
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(7,494,248)	(6,511,644)

Total Stockholders' Equity	131,911	638,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,161,414	$1,007,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Sales - precious metals	$-	$-	$236,757	$-

OPERATING EXPENSES
Exploration, development and related costs	225,882	41,142	446,623	234,154
Professional fees	20,739	39,906	370,911	132,498
General and administrative	56,208	31,965	149,218	43,723
Royalty expense	-	-	11,247	-
Bad debt expense	-	1,230	-	3,691
Officer salaries and bonus	37,500	37,500	112,500	112,500
Total Operating Expenses	340,329	151,743	1,090,499	526,566
OPERATING LOSS	(340,329)	(151,743)	(853,742)	(526,566)

OTHER INCOME (EXPENSE)
Loss on derivative	(108,981)	-	(108,981)	-
Interest expense	(24,832)	(5,628)	(29,428)	(22,255)
Interest income	-	2,467	48	7,436
Realized gain on Securities	-	-	1,055	4,863
Unrealized gain (loss) on securities	5	(140,139)	4,043	50,938
Other investment income	-	17,013	4,401	48,523
Total Other Income (Expense)	(133,808)	(126,287)	(128,862)	89,505
NET LOSS	$(474,137)	$(278,030)	$(982,604)	$(437,061)

BASIC NET LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.07)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,270,498	12,890,498	13,507,275	12,890,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(982,604)	$(437,061)
Items to reconcile net income to net cash used by operating activities:
Accretion of environmental remediation costs	3,767	1,344
Depreciation and amortization	19,946	15,036
Bad debt expense	-	3,691
Unrealized (gain) on investments	(4,043)	(55,738)
Realized (gain) on investments	(1,055)	(4,863)
Investment purchases	(3,528)	(103,347)
Investment sales proceeds	180,663	231,266
Loss on derivative liability	108,981	-
Amortization of deferred debt issuance costs	8,887	-
Common stock issued for services	160,000	-
Stock warrants issued for services	140,898	-
Changes in operating assets and liabilities
(Increase) in interest receivable	-	(7,382)
(Increase) decrease in prepaid and other assets	8,955	22,721
Decrease in income tax refund receivable	-	244,890
(Increase) decrease in money market funds	16,263	(32,882)
(Decrease) in accounts payable	(15,036)	(36,934)
Increase in accrued expenses	18,151	17,477
Increase in deferred gain	-	327,216
Net Cash Provided (Used) by Operating Activities	(339,755)	185,434

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and construction work in-process	(150,516)	-
Net Cash Used by Investing Activities	(150,516)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	545,090	-
Debt issuance costs	(54,509)	-
Common stock issued for cash	175,000	-
Net Cash Provided by Financing Activities	665,581	-

INCREASE IN CASH	175,310	185,434

CASH AT BEGINNING OF PERIOD	182,984	22,676

CASH AT END OF PERIOD	$358,294	$208,110

CASH PAID FOR:
Interest	$2,390	$21,151
Income taxes	-	-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for offering costs	$175,000	$-
Note payable and accrued interest paid by third party	-	270,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the nine months ended September 30, 2009.  Accrued interest related to this note totaled $63,551 and $59,288 as of September 30, 2009 and December 31, 2008 respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the nine months ended September 30, 2009.  Accrued interest related to this note totaled $8,349 and $7,901 as of September 30, 2009 and December 31, 2008, respectively.

PanAmerican Capital Group

On July 2, 2009, LKA issued a promissory note (the Note) to PanAmerican Capital Group, Inc., a related party company, in exchange for cash of $545,090.

The Note accrues interest at 10% per annum, is secured by a first charge over LKA mining property and claims in Hinsdale County, Colorado and is due in five installments, the first due the first business day of January 2010, with the remaining four due in three months intervals through January 2011.  The amount of the payments are to be determined as the higher of either (i) the value of 140 ounces of gold as determined by the closing spot price on COMEX on the business day immediately preceding the installment due date, or (ii) one-fifth (1/5) of the total principal amount, together with accrued interest thereon.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2009

NOTE 2 -

RELATED PARTY TRANSACTIONS (CONTINUED)

LKA paid commissions and due diligence fees totaling $54,509 related to obtaining the funding.  Debt issue costs have been deferred and are being amortized over the life of the Note as interest expense.  Amortization of debt issuance costs was $8,887 for the period ending September 30, 2009.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a NASD member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.

NOTE 3 -

SIGNIFICANT EVENTS

Fixed Assets

During the nine months ended September 30, 2009, LKA continued to invest in the Golden Wonder mine through the construction of a water improvement and diversion project and the purchase of an ore crushing plant.  During April 2009, LKA placed the crushing plant into service, capitalizing $87,414 in total costs to be depreciated over its expected useful life of 15 years.  During August 2009, LKA placed the water improvement and diversion project into service, capitalizing $121,846 in total costs, of which $58,744 was incurred in 2008, to be depreciated over its expected useful life of 7.2 years.

Common Stock Issuances

During May 2009, LKA entered into a consulting agreement with SDK Investments, LLC (SDK).  SDK was engaged to furnish advisory and consulting services to LKA for possible venture capital transactions.  As an initial retainer, LKA issued 400,000 common shares and granted fully vested warrants to purchase 400,000 common shares for 18 months at $1.00 per share.  Additionally, SDK was afforded the opportunity to earn up to an additional 400,000 common shares upon the sale of 1,000,000 common shares in a public or private financing at $0.25 per share.  As a result of entering into the consulting agreement, LKA recognized $160,000 in consulting expense from the issuance of common stock and $140,898 in consulting expense from the issuance of warrants.

On June 11, 2009, LKA sold 700,000 common shares in a private financing for $175,000, or $0.25 per share. Additionally, LKA issued SDK 280,000 common shares for stock offering costs valued at $175,000, which was recognized as an offset to additional paid-in capital as stock offering.

Common Stock Warrants

During May 2009, LKA granted fully vested warrants to purchase 400,000 common shares for 18 months at $1.00 per share.  The warrants were valued at $140,898 using the Black-Scholes option fair value pricing model using the following assumptions:

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2009

NOTE 3 -

SIGNIFICANT EVENTS (CONTINUED)

Common Stock Warrants (Continued)

Stock price on grant date	$0.40
Exercise price	$1.00
Expected time to exercise	1.5 years
Risk free interest rate	0.71%
Volatility	288.01%
Expected forfeiture rate	0.00%

Precious Metals Sales

During May and June 2009, LKA received total payments of $236,757 from Teck Metals, LTD for net smelter proceeds from the delivery of gold and silver ore from the Golden Wonder mine.

Derivative Liability

LKA accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheet.

LKA uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, LAK’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for LKA’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, LKA seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

LKA categorizes its fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:

•

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices;

•

Level 2 — Inputs from active markets, other than quoted prices for identical instruments, are used to model fair value. Significant inputs are directly observable from active markets for substantially the full term of the asset or liability being valued; and

•

Level 3 — Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available; however, significant judgment is required by management in developing the inputs.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2009

NOTE 3 -

SIGNIFICANT EVENTS (CONTINUED)

Derivative Liability (Continued)

A s a result of the repayment terms of the Note with PanAmerican Capital Group, Inc. (see Note 2) being indexed to the closing spot price of gold on COMEX at each repayment date, the Note is considered to be a hybrid debt instrument with an embedded derivative liability.  Accordingly, the embedded derivative liability is required to be bifurcated from the debt host agreement and recorded as a liability at its fair value as of the consolidated balance sheet date.  The changes in fair value of the liability are being recorded as current period gains or losses in the consolidated statement of operations.

The fair market value of the embedded derivative liability was determined by applying quoted market prices of gold futures on the COMEX market for instruments that settle on or near the related debt payments, multiplying the quoted prices by the underlying number of troy ounces of gold at each repayment date and subtracting the otherwise required cash payment of the underlying note.  During the period ending September 30, 2009, LKA recorded a loss from derivative liability of $108,981.

The fair market value of LKA’s derivative liability at September 30, 2009 is as follows:

Current derivative liability	$50,805
Long-term derivative liability	50,176
Total derivative liability	$108,981

NOTE 4 -

SUBSEQUENT EVENTS

In May 2009, the Financial Accounting Standards Board issued FASB ASC 855 “Subsequent Events” which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855 for the interim period ended September 30, 2009. The adoption of ASC 855 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

There were no significant subsequent events as of November 16, 2009.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, international gold prices, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Results of Operations

For The Three Months Ended September 30, 2009 Compared to The Three Months Ended September 30, 2008.

During the quarterly period ended September 30, 2009, and the September 30, 2008, quarter, we conducted no mining operations and received no revenues.

Operating expenses increased from $151,743 in the quarterly period ended September 30, 2008, to $340,329 in the quarterly period ended September 30, 2009.  This increase was mainly due to increased costs associated with exploration, mine development and bulk sampling activities as well as infrastructure expenditures. Exploration, development and related costs increased to $225,882 in the quarter ended September 30, 2009, from $41,142 in the year-ago quarter.  Professional fees decreased to $20,739 for the quarter ended September 30, 2009, from $39,906 in the quarter ended September 30, 2008. General and administrative expenses increased to $56,208 from $31,965 in the quarterly periods ended 2009 and 2008, respectively.  We incurred a bad debt expense of $1,230 in the three months ended September 30, 2008, as compared to no bad debt expense in the three months ended September 30, 2009.  Officer salaries and bonus remained $37,500 in both of these three month periods. We realized an operating loss of $340,329 during the quarter ended September 30, 2009, as compared to operating loss of $151,743 in the comparable period in 2008.

We had a $108,981 loss on the initial booking of a derivative liability in the three months ended September 30, 2009.  Interest expense totaled $24,832 and $5,628 in 2009 and 2008, respectively.  Interest income decreased to $0 in the three months ended September 30, 2009, from $2,467 in the three months ended September 30, 2008.  Unrealized gains on securities were $5 for the three months ended September 30, 2009 compared to unrealized losses of $140,139 for the three months ended September 30, 2008. We received $0 in other investment income in 2009, compared to $17,013 in 2008.

Net loss totaled $474,137, or $0.03 per share in the three months ended September 30, 2009 compared to $278,030, or $0.02 per share in the three months ended September 30, 2008.

For The Nine Months Ended September 30, 2009 Compared to The Nine Months Ended September 30, 2008.

On May 27, 2009, we formally engaged Underground Specialty Co., LLC, a Colorado limited liability company (“USC”), to provide contract mining services at our Golden Wonder mine.  During the nine months ended September 30, 2009, we received $236,757 in precious metals ore sales as a result of resumed mining operations. In the comparable period ended September 30, 2008, we received no revenues.

Operating expenses increased from $526,566 in the nine months ended September 30, 2008, to $1,090,499 in the nine months ended September 30, 2009, due to costs associated with mining and related infrastructure cost at the Golden

Wonder mine.  Exploration, development and related costs increased to $446,623 in the nine months ended September 30, 2009, from $234,154 in the year-ago period.  Professional fees increased from $132,498 the in the nine months ended September 30, 2008, to $370,911 in the nine months ended September 30, 2009, mainly due to expenses associated with stock issuances, warrant grants and stock offering costs.  We had general and administrative expenses of $149,218 in the nine months ended September 30, 2009, compared to $43,723 in the nine months ended September 30, 2008.  We had a royalty expense in 2009 of $11,247 and no royalty expense in 2008.  We incurred a bad debt expense of $3,691 in the nine months ended September 30, 2008, as compared to no bad debt expense in the nine months ended September 30, 2009.  Officer salaries and bonus remained $112,500 in both of these nine month periods. We realized an operating loss of $853,742 during the nine months ended September 30, 2009, as compared to operating loss of $526,566 in the comparable period in 2008.

We had a $108,981 loss on the initial booking of a derivative liability in the nine months ended September 30, 2009.  Interest expense totaled $29,428 and $22,255 in the nine months ended September 30, 2009 and 2008, respectively.  Interest income decreased to $48 in the nine months ended September 30, 2009, from $7,436 in the nine months ended September 30, 2008. We realized a gain on securities in the nine months ended September 30, 2009 of $1,055, as compared to a gain of $4,863 in the 2008 period.  Unrealized gains on securities were $4,043 and $50,938 for the nine months ended September 30, 2009 and 2008, respectively. We received $4,401 in other investment income in the nine months ended September 30, 2009, compared to $48,523 in the nine months ended September 30, 2008.

Net loss totaled $982,604, or $0.07 per share in the nine months ended September 30, 2009, compared to  $437,061, or $0.03 per share in the nine months ended September 30, 2008.

Liquidity

Current assets at September 30, 2009, totaled $396,321.  As of that date, we had $358,294 in cash, as compared to $182,984 at December 31, 2008.

During the nine months ended September 30, 2009, our operating activities used net cash of $339,755.  In 2008, by contrast, operating activities provided net cash of $185,434.  There was $150,516 cash used by investing activities associated with LKA’s placement in service of a crushing plant in April 2009 and a water diversion and improvement project in August 2009. Cash provided by financing activities totaled $665,581 in the nine months ended September 30, 2009, with no cash provided by investing activities or financing activities during the nine months ended September 30, 2008.

At September 30, 2009, the Company had a working capital deficit of $246,115, as compared to working capital of $120,761 at December 31, 2008.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

LKA INTERNATIONAL, INC.

Date:	November 16, 2009	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	November 16, 2009	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director