Form 10-K
period 2009-12-31
LKA INTERNATIONAL INC /DE/
filed 2010-04-01
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

The market value of the voting and non-voting common stock is $6,204.67, based on 6,204,674 shares held by non-affiliates.  Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

As of March 31, 2010, the registrant had 14,903,251 shares of common stock outstanding.

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

Effective as of July 2, 2009, LKA and PanAmerica Capital Group, a Panama corporation (“PanAmerica”) executed a Subscription Agreement by which LKA issued to PanAmerica a promissory note in the principal amount of $545,090, and bearing interest at 10 percent per year (the “Promissory Note”).  The outstanding principal and interest on the Promissory Note are payable in five equal installments.  The first installment was due on January 4, 2010, and each subsequent installment will be due on the date that is three months after the due date of the immediately preceding installment.  In lieu of the payment of principal and interest as outlined above, the PanAmerica may elect to receive all or a portion of each installment in cash amounts equivalent to the value of 140 troy ounces of gold as determined by the closing spot price of gold on COMEX on the business day immediately preceding the due date of such installment.  For more information see our 8-K Current Report dated July 2, 2009, and filed with the Securities and Exchange Commission on July 8, 2009.

As of March 16, 2010, the Company has paid 60% of the amount owing to PanAmerica under the first installment on the Promissory Note.  Interest is accumulating on the remaining 40%.

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

Description of Business

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the zones (veins) within the mine that previously produced over 133,701 ozs. (82% of which came during the period of 2002-2006 at an average grade of 16.01 ozs. gold per ton).

During a drilling program conducted by Richmont Mines in 2008, an intercept was made along the vein’s strike length over 100’ beyond LKA’s current activities that assayed over 2.65 ozs. (75.1 grams) gold per ton. As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA’s objective/challenge will be to locate consistent vein widths within these high grade zones to establish significant reserves and sustain commercial levels of production.

As part of the exploration program LKA has hired a mining contactor to produce a bulk sample(s) of ore from those areas within the mine yielding consistently high assays from the sampling program. As of the date of this report two bulk samples of ore weighing 88 and 133 dry weight tons respectively were shipped to Teck and Kinross for processing and sale. The grade of the first shipment was 3.85 ounces gold per ton. A final settlement has not yet been made on the second ore shipment that was delivered to Kinross. Based on LKA’s own sampling, the grade of this second shipment was  2.4 ounces gold per ton.

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

Dependence on One or a Few Major Customers

From 1998 through the second quarter of 2006, our revenues consisted solely of royalties from the mining activities of Au Mining, Inc., a Colorado corporation ("Au Mining"). In the third quarter of 2006, Au Mining ceased these activities and the only recent source of revenue has been the sale of ore from exploration and development efforts.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have obtained "110d" limited impact permits from the Colorado Division of Reclamation Mining and Safety and have posted reclamation bonds to ensure the clean-up of environmental disturbances on the Ute-Ule and Golden Wonder Properties. Storm water and discharge permits have also been issued for the above properties by the Colorado Department of Public Health and Environment. We are currently in compliance with all applicable permit and bonding requirements.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has substantially increased our legal and accounting costs.

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

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2:  PROPERTIES

We own a 100% interest in the Ute-Ule and Golden Wonder Properties.  The Company is entitled to receive all lease and royalty payments on these Properties. We are currently engaged in exploration and limited production at the Golden Wonder mine.

Both the Ute-Ule silver mine and the Golden Wonder gold mine are vein type deposits associated with volcanic activity occurring millions of years ago during a turbulent period known in geology as Tertiary time. During this violent geologic era, most of the known precious metal mines in the State of Colorado were formed along a southwes. On the other side of the mountain range that encloses the cul de sac are the historic precious mett to northeast channel or narrow band approximately 20 miles wide, which stretches in a diagonal trend from Durango in the southwest to Boulder County in the northeast. This zone has been called the Colorado Mineral Belt. Lake City,

Colorado lies astride this mineral belt in a topographical cul de sac 57 miles southwest of Gunnison, Coloradoal mining districts of Ouray, Telluride, Silverton and Creede, which were productive in the late 19th century.  LKA’s early exploration and development efforts in the mid-1980’s and its now-terminated Lease Purchase Agreement with Au Mining  produced approximately 136,622 ounces of gold on the Properties..

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

Since the mill is the only one in the Lake City mining district and construction of another mill of this size would be possible only at substantial cost and subject to considerable environmental constraints, management believes that LKA could derive income from custom milling or the sale of the mill if mining is successfully revived in the district.

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

Golden Wonder.

The Golden Wonder Property consists of three patented and 25 unpatented mining claims located approximately 2-1/2 miles south of Lake City, Colorado. It has been worked intermittently since its discovery in 1880.  The mine is at an elevation of 10,323 feet and is situated on a hill slope approximately 1,500 feet above the valley floor.  The initial discovery was made after finding high grade float in the surface containing free gold. A limited body of ore was mined prior to 1889. The Golden Wonder Property was generally unworked through 1930. From 1930 to 1969, sporadic mining and development efforts were conducted, some of which resulted in the extraction of ore.

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

Ore Production

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this production was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. From 1997 until the second quarter of 2006, commercial mining operations were conducted by Au Mining, LLC who leased the mine from LKA. During this period approximately 8,349 tons of ore containing 133,701 ounces of gold were produced from the mine's fifth, sixth and seventh levels. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average gold price during the period in which the ore was sold was $337.76. Total gold production from the mine under LKA’s ownership has been approximately 136,621 ounces. The average grade of all ore produced during this period was 14.84 ounces per ton.

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

As of the date of this Report, management has had several meetings with the BLM and the Solicitor General's office in an effort to negotiate a settlement of the Ute-Ule – BLM remediation matter. The Company and the BLM remain in the process of discussing and deliberating the purported environmental impacts as discussed in the engineering evaluation and cost analysis report commissioned by the BLM.  No determination of an overall site clean-up plan has yet been made by the BLM.  The BLM has taken the position that LKA will be liable for the cleanup on the Ute-Ule property, with the timing of the cleanup, the ultimate cost, and LKA's share of the total cost, still to be determined. The BLM has indicated its willingness to negotiate a settlement of the matter and LKA intends to vigorously defend itself.  We are currently in the negotiating stages of this process and we can not accurately predict what our ultimate liability, if any, will be. If we are unsuccessful in reaching a cost effective arrangement with the BLM and are held responsible for the entire amounts associated with the cleanup the financial consequences could render the Company insolvent.

On May 16, 2007, the Company learned of a lawsuit filed by Barrick GoldStrike Mines, Inc. (“Barrick”) against Au Mining and its officers, alleging that Au Mining “salted” Golden Wonder mine assay samples to indicate considerably higher gold content than was actually contained in the ore that it delivered to Barrick in May/June, 2006.  Based on Barrick’s sampling protocol and the fact that the grade of ore in the contested shipment, while high, was not inconsistent with ore grades produced from the Golden Wonder and shipped to various processors over a period of nine years, LKA believes that it is highly unlikely that Au Mining could have carried out such a scheme. However, if Barrick is able to substantiate its allegations, it could call into question the grade of the gold in the

Golden Wonder mine.  LKA is not a party to this lawsuit.  On May 18, 2007, we filed a Current Report on Form 8-K with respect to this matter.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.  To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to LKA.

ITEM 4:  RESERVED

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2008 and 2009. These bid prices were obtained from Pink OTC Markets, Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2008, through March 31, 2008	$1.10	$0.49

April 1, 2008, through June 30, 2008	$1.65	$0.60

July 1, 2008, through September 30, 2008	$1.60	$0.68

October 1, 2008, through December 31, 2008	$0.70	$0.11

January 1, 2009, through March 31, 2009	$0.39	$0.08

April 1, 2009, through June 30, 2009	$1.05	$0.1402

July 1, 2009, through September 30, 2009	$0.75	$0.20

October 1, 2009, through December 31, 2009	$0.95	$0.22

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 501, not including an indeterminate number who may hold shares in “street name.”

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

On June 12, 2009, the Company issued 700,000 “unregistered” and “restricted” shares of its common stock to investors who are deemed not to be “U.S. persons” as defined in Rule 902(k) of Regulation S of the Securities and Exchange Commission, for total consideration of $175,000.  On the same date, the Company issued an additional 280,000 such shares to SDK for consulting services valued at $175,000, which was recorded as stock offering cost as an offset to the proceeds received in paid-in capital.

On October 15, 2009, LKA sold 600,000 common shares in a private financing for $150,000, or $0.25 per share. Additionally, LKA issued SDK the remaining available 120,000 common shares for stock offering costs valued at $24,000, which was recorded as stock offering cost as an offset to the proceeds received in paid-in capital..

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

Use of Proceeds of Registered Securities

During the year ended December 31, 2009, we did not receive any proceeds from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1, 2009, through October 31, 2009	-0-	-0-	-0-	-0-
November 1, 2009, through November 30, 2009	-0-	-0-	-0-	-0-
December 1, 2009, through December 31, 2009	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

Liquidity and Capital Resources

Current assets at December 31, 2009, totaled $254,268.  As of that date, we had $213,405 in cash, $678 in a margin trading account, $4,103 in prepaid expenses, $36,043 in deferred debt issue costs and $39 in investments in trading securities.

During fiscal 2009, our operating activities used net cash of $597,083.  In 2008, by contrast, operating activities provided net cash of $195,788.  Net cash used by investing activities increased to $188,077 in 2009, from $35,480 in the prior year.  Net cash provided for financing activities increased to $815,581 in 2009, compared to $0 in 2008.

At December 31, 2009, the Company had negative working capital of $597,948, as compared to positive working capital of $120,761 at December 31, 2008.

Results of Operations

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

During the calendar year ended December 31, 2009, we received $236,757 in the sales of precious metals, compared to $0 in 2008.  During 2009, we did not receive any lease revenue.  In 2008, by contrast, we received $747,216 in lease revenue under our letter agreement with Richmont Mines, Inc.  Richmont terminated its relationship with the Company in the fourth quarter of 2008.

Operating expenses increased from $742,706 in 2008, to $1,365,277 in 2009.  Exploration, development and related costs increased $ 336,954, professional fees increased $214,444, we had a royalty expense of $11,247 and general and administrative expenses increased $59,926 in 2009.  Officer salaries remained the same at $150,000 in 2009, and 2008. With a combination of significantly decreased revenues and significantly increased operating costs, we had operating loss of $1,128,520 during the calendar year ended December 31, 2009, as compared to operating income of $4,510 in 2008.

Our total other expense increased to $216,248 in 2009, from $205,297 in the prior year.  Loss on derivative was $169,692 in 2009 compared to $0 in 2008. Interest expense increased to $56,106 in 2009 from $31,520 in 2008.  Interest income decreased to $48 in 2009, from $7,531 in 2008.  We had $0 in bad debt expense, $4,406 in unrealized gain on securities, $1,055 in realized gain on securities and $4,401 in dividend and other investment income in 2009. This compares to bad debt of $106,561, unrealized losses of $65,570, realized loss of $68,931 and $59,754 in dividend and other investment income in 2008.

After taking into account income tax expense of $0 for 2009 an income tax expense of $212,610 in 2008, net loss totaled $1,344,768, or a loss of $0.10 per share, and $413,397 , or a loss $0.03 per share, respectively, during these periods. Our stockholders' deficit of $80,253 at December 31, 2009, represented a significant decrease from stockholders' equity of $638,617 at December 31, 2008, mainly as a result of significant current year losses, partially offset by issuances of equity instruments for cash.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors

LKA International Inc.

Gig Harbor, WA

We have audited the consolidated balance sheet of LKA International Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LKA International Inc. as of December 31, 2009 and 2008 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that LKA International Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, LKA International Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2010

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	December 31,
	2009	2008
CURRENT ASSETS

Cash	$213,405	$ 182,984
Margin trading account	678	16,941
Prepaid expenses	4,103	10,226
Deferred debt issue costs	36,043	-
Investments in trading securities	39	172,072
Total Current Assets	254,268	382,223

FIXED ASSETS

Land, equipment, mining claims and asset retirement obligations	800,351	612,274
Accumulated depreciation	(132,333)	(100,450)
Total Fixed Assets, Net of Accumulated Depreciation	668,018	511,824

OTHER NON-CURRENT ASSETS

Reclamation Bonds	113,120	113,120
Deferred debt issue costs	494	-
Total Other Non-Current Assets	113,614	113,120
TOTAL ASSETS	$1,035,900	$ 1,007,167

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2009	2008
CURRENT LIABILITIES

Accounts payable	$115,808	$ 121,470
Note payable	10,000	10,000
Notes payable - related party	498,875	62,803
Accrued interest payable - related party	100,649	67,189
Derivative liability	126,884	-
Total Current Liabilities	852,216	261,462

NON-CURRENT LIABILITIES

Derivative liability - long term	42,808	-
Note payable - related party - long term	109,018	-
Asset retirement obligation	112,111	107,088

Total Non-Current Liabilities	263,937	107,088

Total Liabilities	1,116,153	368,550

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 14,990,498 and 12,890,498 shares issued, and 14,903,251 and 12,803,251 shares outstanding, respectively	14,991	12,891
Additional paid-in capital	7,847,860	7,224,062
Treasury stock; 87,247 and 87,247 shares at costs, respectively	(86,692)	(86,692)
Accumulated deficit	(7,856,412)	(6,511,644)
Total Stockholders' Equity (Deficit)	(80,253)	638,617
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,035,900	$1,007,167

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008
REVENUES
Sales - precious metals	$236,757	$-
Lease revenue	-	747,216

Total Revenues	236,757	747,216

OPERATING EXPENSES

Exploration, development and related costs	630,793	293,839
Professional fees	372,622	158,178
Royalty expense	11,247	-
General and administrative	200,615	140,689
Officer salaries	150,000	150,000
Total Operating Expenses	1,365,277	742,706
OPERATING INCOME (LOSS)	(1,128,520)	4,510

OTHER INCOME (EXPENSE)

Loss on derivative	(169,692)	-
Bad debt expense	-	(106,561)
Interest expense	(56,106)	(31,520)
Interest income	48	7,531
Unrealized (loss) on securities	4,046	(65,570)
Realized gain (loss) on securities	1,055	(68,931)
Dividend and other investment income	4,401	59,754
Total Other Income (Expense)	(216,248)	(205,297)

LOSS PRIOR TO INCOME TAX EXPENSE	(1,344,768)	(200,787)
INCOME TAX EXPENSE	-	(212,610)
NET LOSS	$(1,344,768)	$(413,397)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,871,265	12,890,498

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2007	12,890,498	12,891	(87,247)	(86,692)	7,224,062	(6,098,247)	1,052,014

Net loss for the year ended December 31, 2008	-	-	-	-	-	(413,397)	(413,397)
Balance, December 31, 2008	12,890,498	12,891	(87,247)	(86,692)	7,224,062	(6,511,644)	638,617

Common stock for services	400,000	400	-	-	159,600	-	160,000

Common stock for cash	1,300,000	1,300	-	-	323,700	-	325,000

Common stock offering costs	400,000	400	-	-	(400)	-	-

Common stock warrants issued for services	-	-	-	-	140,898	-	140,898

Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,344,768)	(1,344,768)
Balance, December 31, 2009	14,990,498	$14,991	(87,247)	$(86,692)	$7,847,860	$(7,856,412)	$(80,253)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,344,768)	$(413,397)
Items to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	31,883	19,850
Accretion of asset retirement obligation	5,023	2,567
Unrealized (gain) loss on investments	(4,046)	60,770
Realized (gain) loss on investments	(1,055)	68,931
Bad debt expense	-	106,561
Investment purchases	(3,529)	(121,586)
Investment proceeds	180,663	540,766
Loss on derivate liability	169,692	-
Amortization of deferred debt issue costs	17,972	-
Common stock issued for services	160,000	-
Stock warrants issued for services	140,898	-
Changes in operating assets and liabilities
(Increase) decrease in money market accounts	16,263	(103,467)
Decrease in prepaid and other assets	6,123	13,822
(Increase) in interest receivable	-	(7,382)
Decrease in net deferred tax assets and liabilities	-	212,610
(Increase) in reclamation bond	-	(49,285)
Decrease in income tax receivable	-	244,890
Increase (decrease) in accounts payable	(5,622)	21,091
Increase in accrued expenses	33,460	19,047
(Decrease) in deferred gain	-	(420,000)
Net Cash Provided (Used) by Operating Activities	(597,083)	195,788

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(188,077)	(35,480)
Net Cash Used by Investing Activities	$(188,077)	$(35,480)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	$545,090	$-
Debt issuance costs	(54,509)	-
Common stock issued for cash	325,000	-
Net Cash Provided by Financing Activities	815,581	-

NET INCREASE IN CASH	30,421	160,308

CASH AT BEGINNING OF PERIOD	182,984	22,676
CASH AT END OF PERIOD	$213,405	$182,984

CASH PAID FOR:

Interest	$4,603	$6,338
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable issued for construction work-in process	$-	$23,264
Increase in asset retirement obligations assumed	$-	$41,105
Common stock issued for stock offering costs	$199,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

 LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA International, Inc. (LKA), a Delaware corporation and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation.  LKA was incorporated on March 15, 1988, under the laws of the State of Delaware. LKA owns certain real and personal property interests including patented and unpatented mining claims, water rights, buildings, fixtures, improvements, equipment, and permits situated in Lake City, Colorado. LKA's activities associated with these properties have been sporadic since they were acquired by its predecessor in December, 1982.  LKA exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado and is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities (See Note 12).

a.

Accounting Methods

LKA’s financial statements are prepared using the accrual method of accounting.  LKA has elected a calendar year-end.

b.

Basic and Diluted Loss Per Share

LKA presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. LKA had net losses as of December 31, 2009 and 2008, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

c.

Mine Development and Exploration Costs

Mine development costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves. Amortization of mineral rights is provided by the units of production method over estimated total recoverable proven and probable reserves.  Costs related to locating and evaluating mineral and ore deposits, as well as determining the economic mineability of such deposits, are expensed as incurred.  All costs related to mine development and expense were expensed due to their being no proven and probable reserves.

d.

Asset Retirement Obligations

LKA recognizes legal obligations associated with the retirement of long-lived assets at fair value at the time the obligations are incurred.  Upon initial recognition of a liability, the costs are capitalized as part of the carrying amount of the related long-lived asset (see Note 3).

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

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

The provision for income taxes for the years ended December 31, 2009 and 2008 consist of the following:

	2009	2008
Deferred
Federal	$-	$212,610
State	-	-
Current
Federal	-	-
State	-	-
Total provision for income taxes	$-	$212,610

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carry forward	$656,075	$237,978
Accrued expenses	34,221	22,844
Depreciation	(1,190)	2,488
Valuation allowance	(689,736)	(263,310)
Net deferred tax asset	$-	$-

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Income Taxes (Continued)

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
Pre-tax book income (loss)	$(457,205)	$(68,268)
Meals and entertainment	2,249	1,364
Unrealized (gain) loss	(1,376)	22,294
Warrants issued for services	49,613	-
Related party accruals	(11,376)	(25,644)
Penalties and other	-	146
Depreciation	(1,190)	(731)
Accretion	581	873
Allowance for doubtful accounts	-	(33,721)
Net operating loss carry forward	-	(159,623)
Write off of prior deferred tax asset	-	263,310
Valuation allowance	418,705	212,610
Federal Income Tax	$-	$212,610

LKA had net operating losses of approximately $1,928,000 that expire 20 years from when incurred.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

Revenue Recognition Policy

Revenue from the sale of gold and silver ore is recognized upon acceptance of ore delivery and receipt of estimated settlement payment from the smelter. During May and June 2009, LKA received total payments of $236,757 from Teck Metals, LTD for net smelter proceeds from the delivery of gold and silver ore from the Golden Wonder mine.

Revenue from the lease of property is recognized when all rights to the property have been delivered, obligations of LKA have been fulfilled and amounts due under the lease are deemed collectible. LKA recognized $747,216 in lease revenue during 2008 from Richmont Mines (see Note 11).

Royalty revenue is recognized by LKA at the time the Licensee/Operator of LKA’s mineral properties has delivered ore and or concentrates to the buyer and receives notice of a final sale/settlement and is entitled to payment.

j.

Securities and Investments

LKA applies the provisions of Accounting Standards Codification (“ASC”) 320, “Investments – Debt and Equity Securities”, regarding marketable securities. LKA invests in securities that are intended to be bought and held principally for the purpose of selling them in the near term, and as a result, classifies such investments as trading securities.  Trading securities are recorded at fair value on the balance sheet with changes in fair value being reflected as unrealized gains or losses in the current period.  In addition, LKA classifies the cash flows from purchases, sales, and maturities of trading securities as cash flows from operating activities.

k.

Stock-Based Compensation

LKA records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 “Stock Compensation” and are measured and recognized based on the fair value of the equity instruments issued.  All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515 “Equity-Based Payments to Non-Employees”, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l.

Fair Value of Financial Instruments

In April 2009, the FASB extended disclosure requirements on the fair value of financial instruments to interim financial statements of publicly traded companies. The requirements are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance does not require disclosures for the earlier periods presented for comparative purposes at initial adoption. The guidance requires comparative disclosures only for periods ending after the initial adoption.

LKA adopted the new provisions related to fair value measurements and disclosures effective January 1, 2008. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by the FASB and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Fair valued assets that are generally included in this category are stock warrants for which there are market-based implied volatilities, unregistered common stock and thinly traded common stock.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets carried at fair value and included in this category include stock warrants for which market-based implied volatilities are not available.

m.

New Accounting Pronouncements

In September 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The FASB established the ASC as the single source of authoritative non-governmental United States Generally Accepted Accounting Principles (“GAAP”), superseding various existing authoritative accounting pronouncements. It eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue an Accounting Standards Update (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m.

New Accounting Pronouncements (continued)

serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In September 2009, the FASB issued an ASU providing clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This ASU is effective for fiscal periods beginning after August 27, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2009, the FASB established the standards for accounting for and disclosure of subsequent events. It defines subsequent events as those events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The statement defines subsequent events as either recognized or non-recognized and requires the date through which an entity evaluates subsequent events be disclosed. We adopted this guidance in June 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued amended disclosure rules concerning interim disclosure requirements for fair value of financial instruments. These rules amend the previous accounting standard, which now require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The effective date of this amendment is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this amendment as of June 30, 2009. The adoption of these amended disclosure rules did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance requiring enhanced disclosures about derivative and hedging activities. These disclosures should enable financial statement users to understand how and why a company uses derivative instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted this guidance in January 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective October 1, 2008, we adopted standards and related applicable amendments regarding fair value measurement. In this standard, the FASB defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The FASB first amended the statement to exclude guidance regarding leases and certain other lease-related accounting pronouncements. A second amendment delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. A third amendment clarifies the application of this statement in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. Lastly, the fourth amendment provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m.

New Accounting Pronouncements (Continued)

activity for the asset and liability. The adoption of this standard did not have a material impact on our consolidated financial statements.

n.

Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2009, with no effect on previously reported net income or stockholder’s equity (deficit).

o.

Accounting for Derivative Instruments

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

LKA categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above.

p.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2008 or 2007.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

FIXED ASSETS

Property and equipment are carried at cost, less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in other income.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Land improvements	Estimated life of mine
Mining equipment	3 – 5 years
Vehicles	5 years

Fixed assets and depreciation for the period are as follows:

December 31,
2009
Fixed assets:
Land	$376,442
Mining claims	12,137
Land improvements	121,846
Automobile	66,923
Mining equipment	124,976
Unamortized asset retirement obligation (Note 3)	98,027
Less: Accumulated depreciation	(132,333)
Total fixed assets	$668,018

Depreciation expense for the years ended December 31, 2009 and 2008 was $31,883 and $19,850, respectively.

NOTE 3 -

ASSET RETIREMENT OBLIGATIONS

ASC 410, “Asset Retirement and Environmental Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  LKA’s asset retirement obligations (AROs) consist of estimated costs related to the reclamation of the Golden Wonder and Ute Ule mines in correspondence with federal and state reclamation laws as defined by each applicable mine permit.  The obligation and corresponding asset have been recognized in the period in which the liability was incurred.  Changes in estimates could occur due to mine plan revisions, changes in estimated costs, and changes in the timing of the performance of reclamation activities.

LKA calculated its initial estimated AROs for final reclamation and mine closure based upon anticipated amounts and timing of future cash expenditures for a third party to perform the required work. Spending estimates have been escalated for inflation at 1.93% per annum, then discounted at the credit-adjusted risk-free rate of 4.09% per annum at September 18, 2003.  LKA recorded an ARO asset associated with the liability and amortizes the asset over its expected life using the straight-line depreciation method.  The ARO liability is being accreted to the projected spending date.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 3 -

ASSET RETIREMENT OBLIGATIONS (CONTINUED)

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

Accretion expense for the years ended December 31, 2009 and 2008 was $5,023 and $2,567, respectively.

NOTE 4 -

RELATED PARTY TRANSACTIONS

Notes Payable

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2009.  Accrued interest related to this note totaled $64,971 as of December 31, 2009.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2009.  Accrued interest related to this note totaled $8,498 as of December 31, 2009.

PanAmerican Capital Group, Inc.

On July 2, 2009, LKA issued a Promissory Note (the Note) to PanAmerican Capital Group, Inc., a related party company, in exchange for cash of $545,090.  The Note accrues interest at 10% per annum, is secured by a first charge over LKA mining property and claims in Hinsdale County, Colorado and is due in five installments, the first due the first business day of January 2010, with the remaining four due in three months intervals through January 2011.  The amount of the payments are to be determined as the higher of either (i) the value of 140 ounces of gold as determined by the closing spot price on COMEX on the business day immediately preceding the installment due date, or

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 4 -

RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable (Continued)

PanAmerican Capital Group, Inc. (continued)

(ii) one-fifth (1/5) of the total principal amount, together with accrued interest thereon. Accrued interest related to this note totaled $27,180 as of December 31, 2009. See note 7 for more details.

LKA paid commissions and due diligence fees totaling $54,509 related to obtaining the funding.  Debt issue costs have been deferred and are being amortized over the life of the Note as interest expense.  Amortization of debt issuance costs was $17,972 for the year ended December 31, 2009.

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.

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

Stock Options and Bonus

On December 31, 2003, LKA’s board of directors authorized the issuance of options to purchase 2,000,000 shares of LKA’s common stock to an officer and shareholder for services previously rendered. The shares were granted in two tranches of 1,000,000 options on December 31, 2004, and 1,000,000 options on December 31, 2005. The 2004 and 2005 grants had an exercise price of $0.25 and $0.55 per share, respectively, and a three-year term from the date of grant (See Note 9).

On December 28, 2007, LKA’s board of directors authorized the issuance of options to purchase 1,000,000 shares of LKA’s common stock to an officer and shareholder for services previously rendered. The options have an exercise price of $0.40 per share, and have a five-year term from the date of grant (See Note 9).

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

December 31, 2009 and 2008

NOTE 5 - NOTES RECEIVABLE (CONTINUED)

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

The BLM has commissioned and obtained an engineering evaluation and cost analysis (“EE/CA”) report on the Ute-Ule and the neighboring public lands. The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of December 31, 2009, LKA and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 7 -

DERIVATIVE LIABILITY

As a result of the repayment terms of the Note with PanAmerican Capital Group, Inc. being indexed to the closing spot price of gold on COMEX at each repayment date (see Note 4), the Note is considered to be a hybrid debt instrument with an embedded derivative liability.  Accordingly, the embedded derivative liability is required to be bifurcated from the debt host agreement and recorded as a liability at its fair value as of the consolidated balance sheet date.  The changes in fair value of the liability are being recorded as current period gains or losses in the consolidated statement of operations.

The fair market value of the embedded derivative liability was determined using level 1 inputs by applying observable quoted market prices of gold futures on the COMEX market for instruments that settle on or near the related debt payments, multiplying the quoted prices by the underlying number of troy ounces of gold at each repayment date and subtracting the otherwise required cash payment of the underlying note.  During the year ended December 31, 2009, LKA recorded a loss from derivative liability of $169,692.

The fair market value of LKA’s derivative liability at December 31, 2009 is as follows:

Current derivative liability	126,884
Long-term derivative liability	42,808
$169,692

NOTE 8 -

COMMITMENTS AND CONTINGENCIES

Except as discussed above in Note 6, LKA is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

NOTE 9 -

STOCK-BASED COMPENSATION

Common Stock

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 9 -

STOCK-BASED COMPENSATION (CONTINUED)

Common Stock (Continued)

On October 15, 2009, LKA sold 600,000 common shares in a private financing for $150,000, or $0.25 per share.  Additionally, LKA issued SDK the remaining available 120,000 common shares for stock offering costs valued at $24,000, which was recognized as an offset to additional paid-in capital as stock offering.

Stock Options

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

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2009 and 2008:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2007	2,000,000	$0.48
Granted	-	-
Exercised	-	-
Forfeited	(1,000,000)	(0.55)
Options outstanding at December 31, 2008	1,000,000	$0.40
Granted	-	-
Exercised	-	-
Expired	-	-
Options exercisable at December 31, 2009	1,000,000	$0.40

The aggregate intrinsic value of stock options was $0.44 per share at December 31, 2009.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 9 -

STOCK-BASED COMPENSATION (CONTINUED)

Common Stock Warrants

During May 2009, LKA granted fully vested warrants to purchase 400,000 share of its common stock for 18 months at $1.00 per share.  The warrants were valued at $140,898 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.40
Exercise price	$1.00
Expected time to exercise	1.5 years
Risk free interest rate	0.71%
Volatility	288.01%
Expected forfeiture rate	0.00%

NOTE 10 -

NOTES PAYABLE

Notes payable consisted of the following at December 31:

                                                                                                                                                               2009              2008

Note payable to an individual, 12% interest

per annum, unsecured, due upon demand

$

10,000

$     10,000

Note payable to related parties, 10% interest per

annum, unsecured, due upon demand (Note 4)

62,803       62,803

Note payable to a related company, 10% interest per

annum, secured by asset of LKA, due in quarterly

installments through January 2011 (Note 4)

545,090

                 -

Total Notes Payable

$

617,893

$      72,803

Maturities on notes payable are as follows:

Year ended December 31:

2010

$

508,875

2011

109,018

2011

-

2012

-

2013

-

Total

$

617,893

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 11 -

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

On October 22, 2008, upon meeting the agreed upon funding commitment, Richmont elected not to exercise its option to proceed with future development of the mine and terminated the Letter Agreement, at which time LKA recognized direct cash payments totaling $747,216 from Richmont as lease revenue.  This amount was recorded as deferred lease revenue until October 2008 when the letter was terminated.  Included in this amount are expenditures for exploration and development within the mine as well as approximately $550,000 to, or on behalf of, LKA for option fees, litigation settlement costs and project-related finder’s fees.  During August 2008, Richmont paid the remaining settlement payment of $250,000 principal and $20,000 in interest on behalf of LKA to Au Mining (AUM), former lessee and operator of the Golden Wonder Mine.

NOTE 12 -

GOING CONCERN

LKA's consolidated financial statements are prepared using Generally Accepted Accounting Principls applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, LKA has recently accumulated significant losses and has negative working capital.  All of these items raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the LKA's ability to continue as a going concern are as follows:

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. During this evaluation period, sampling and analysis of exposed veins yielded encouraging results and some precious metals revenues. While encouraging, no conclusion can be drawn at this time about the commercial viability of the mine and LKA continues to pursue potential third party operator or lease agreements for the property.

In order to support continued operation of the mine, LKA has entered into several financing transactions during the year ended December 31, 2009 (see Notes 4 and 9).  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 12 -

GOING CONCERN (CONTINUED)

There can be no assurance that LKA will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan.  The ability of LKA to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13 -

SUBSEQUENT EVENTS

Management evaluated subsequent events for possible disclosure as of March 31, 2010, the date the consolidated financial statements were available to be issued, noting the following subsequent events requiring disclosure in, the consolidated financial statements as of and for the year ended December 31, 2009:

During February 2010, LKA delivered approximately 129 dry weight tons of ore with an average grade of 1.79 ounces of gold per ton to a commercial processor.  LKA received a provisional settlement of $96,133, or 50% of the estimated provisional net payment and is awaiting final settlement results for final payment.

As of March 31, 2010, the Company has paid 60% of the amount owing to PanAmerica under the first installment on the Promissory Note (see Note 4).  Interest is accumulating on the remaining 40% at 10% and is to be paid upon final settlement of its ore delivery.

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

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2009 fiscal year, there were no changes in our internal control over financial reporting.

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

Background and Business Experience

Kye Abraham, President, Chairman of the Board Mr. Abraham is 51 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered FINRA broker/dealer. Mr. Abraham is also the Managing Partner of Caldera.

Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 52, and, until recently was  employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991.   She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of ours:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2009, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/09 12/31/08 12/31/07	$138,000 $141,000 $127,500	$ $0 $50,000	0 0 0	0 0 (1)	0 0 0	0 0 0	0 0 0	$138,000 $141,000 $177,500
Nannette Abraham Sec./Treas Director	12/31/09 12/31/08 12/31/07	$12,000 $12,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$12,000 $12,000 0

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock .

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	8,698,577(1)	54.7%(2)

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

(2) Based on a total of 15,903,251 shares outstanding, which includes 1,000,000 shares underlying options to purchase our common stock at $0.40 per share.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of March 16, 2010:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	8,698,577(1)	54.7% (2)
Common Stock	Nanette Abraham	(3)

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

(2) Based on a total of 15,903,251 shares outstanding, which includes 1,000,000 shares underlying options to purchase our common stock at $0.40 per share.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, during the past fiscal year, the Company has not entered into any transaction, and there is no currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years.

Effective as of July 2, 2009, the Company and PanAmerica Capital Group, a Panama corporation (“PanAmerica”) executed a Subscription Agreement by which the Company issued to PanAmerica a promissory note in the principal amount of $545,090, and bearing interest at 10 percent per year (the “Promissory Note”).  The outstanding principal and interest on the Promissory Note shall be payable in five equal installments, with the first installment due on January 1, 2010, and each subsequent installment due on the date that is three months after the due date of the immediately preceding installment.  In lieu of the payment of principal and interest as outlined above, PanAmerica may elect to receive all or a portion of each installment in cash amounts equivalent to the value of 140 troy ounces of gold as determined by the closing spot price of gold on COMEX on the business day immediately preceding the due date of such installment.

The Promissory Note is secured by a first charge over the Company’s patented claims.

PanAmerica’s principal is the brother of the Company’s President, Kye A. Abraham.  Mr. Abraham disclaims any beneficial interest whatsoever in the Promissory Note or other assets of PanAmerica and further disclaims any affiliate relationship therewith.

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.

LKA owes Cognitive Associates Limited Partnership (“Cognitive Associates”) $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.

No payments have been made during the year ended December 31, 2009.  Accrued interest related to this note totaled $64,971 as of December 31, 2009.   Mr. Abraham is the managing partner of Cognitive Associates.

LKA owes Cognitive Intelligence Limited Partnership (“Cognitive Intelligence”) $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2009.  Accrued interest related to this note totaled $8,498 as of December 31, 2009.  Mr. Abraham is the managing partner of Cognitive Intelligence.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

LKA has no parents, except to the extent that Mr. Abraham may be deemed to be its parent by virtue of his beneficial ownership of approximately 60% of its currently outstanding shares.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009, and 2008:

Fee Category	2009	2008
Audit Fees	$20,000	$15,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$20,000	$15,000

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2009 contained in Item 8 above which are incorporated herein by this reference.

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

LKA INTERNATIONAL, INC.

Date:	April 1, 2010	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA INTERNATIONAL, INC.

Date:	April 1, 2010	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	April 1, 2010	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director