Form 10-Q
period 2010-03-31
LKA INTERNATIONAL INC /DE/
filed 2010-05-14
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 10, 2010 - 14,903,251 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31, 2010	December 31, 2009
CURRENT ASSETS:
Cash	$9,509	$213,405
Margin trading account	678	678
Prepaid expenses	1,460	4,103
Deferred debt issue costs	27,650	36,043
Investments in trading securities	34	39

Total Current Assets	39,331	254,268

FIXED ASSETS
Land, equipment and mining claims	800,351	800,351
Accumulated deprecation	(145,021)	(132,333)

Total Fixed Assets, Net of Accumulated Depreciation	655,330	668,018

OTHER NON-CURRENT ASSETS
Reclamation Bonds	113,120	113,120
Deferred debt issue costs	-	494

Total Other Non-Current Assets	113,120	113,614

TOTAL ASSETS	$807,781	$1,035,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2010	December 31, 2009
CURRENT LIABILITIES
Accounts Payable	$75,282	$115,808
Note payable	10,000	10,000
Notes payable - related party	560,251	498,875
Accrued interest payable - related party	86,760	100,649
Derivative liability	186,512	126,884

Total Current Liabilities	918,805	852,216

NON-CURRENT LIABILITIES
Derivative liability – long term	-	42,808
Notes payable - related party – long term	-	109,018
Asset retirement obligation	112,960	112,111

Total Non-Current Liabilities	112,960	263,937

Total Liabilities	1,031,765	1,116,153

Commitments and Contingencies
STOCKHOLDERS' (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,990,498 shares issued and 14,903,251 shares outstanding respectively	14,991	14,991
Additional paid-in capital	7,847,860	7,847,860
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(8,000,143)	(7,856,412)

Total Stockholders' (Deficit)	(223,984)	(80,253)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFECIT)	$807,781	$1,035,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

REVENUES
Sales - precious metals	$96,133	$-

OPERATING EXPENSES
General and administrative	50,321	51,626
Exploration, development and related costs	72,089	45,512
Officer salaries and bonus	37,500	37,500
Professional and consulting	23,192	35,123
Total Operating Expenses	183,102	169,761
OPERATING LOSS	(86,969)	(169,761)

OTHER INCOME (EXPENSE)
Loss on derivative	(33,464)	-
Interest expense	(23,321)	(2,055)
Interest income	27	47
Realized gain on securities	-	1,058
Unrealized gain (loss) on securities	(4)	4,027
Other investment income	-	3,709
Total Other Income (Expense)	(56,762)	6,786

NET LOSS	$(143,731)	$(162,975)
BASIC NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	14,990,498	12,890,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(143,731)	$(162,975)
Items to reconcile net income to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	849	1,255
Depreciation and amortization	12,688	4,814
Unrealized (gain) loss on investments	5	(4,027)
Realized gain on investments	-	(1,058)
Investment purchases	-	(3,528)
Investment proceeds	-	71,496
Loss on derivative	33,464	-
Amortization of deferred debt issue costs	8,887	-
Changes in operating assets and liabilities
Decrease in prepaid and other assets	2,643	7,770
(Increase) decrease in money market funds	-	15,788
(Decrease) in accounts payable	(40,526)	(41,465)
Increase in accrued expenses	(13,889)	1,570
Net Cash Provided (Used) by Operating Activities	(139,610)	(110,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of construction equipment	-	(62,831)
Net Cash Used by Investing Activities	-	(62,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(47,642)	-
Payments on derivative liability	(16,644)	-
Net Cash Used in Financing Activities	(64,286)	-

INCREASE (DECREASE) IN CASH	(203,896)	(173,191)

CASH AT BEGINNING OF PERIOD	213,405	182,984

CASH AT END OF PERIOD	$9,509	$9,793

CASH PAID FOR:
Interest	$28,077	$375
Income taxes	$-	$-

NON CASH TRANSACTIONS Reclassification of debt
from Long term debt to Short term debt	$109,018	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

March 31, 2010

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2010.  Accrued interest related to this note totaled $66,392 and $64,971 as of March 31, 2010 and December 31, 2009, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2010.  Accrued interest related to this note totaled $8,647 and $8,498 as of March 31, 2010 and December 31, 2009, respectively.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

March 31, 2010

NOTE 2 -

RELATED PARTY TRANSACTIONS (CONTINUED)

During January 2010, LKA made a partial payment of $92,064 on the Note, of which, $16,644 was applied against the derivative liability, $27,777 was applied against accrued interest and $47,642 was applied to principle.  Accrued interest totaled $11,721 and $27,180 at March 31, 2010 and December 31, 2009, respectively.

LKA paid commissions and due diligence fees totaling $54,509 related to obtaining the funding.  Debt issue costs have been deferred and are being amortized over the life of the Note as interest expense.  Debt issue costs totaled Amortization of debt issuance costs was $8,887 for the period ending March 31, 2010.  The balance of deferred debt issue costs was $27,650 and $36,537 at March 31, 2010 and December 31, 2009, respectively.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.

NOTE 3 -

SIGNIFICANT EVENTS

Precious Metals Sales

During March 2010, LKA received $96,133 for net smelter proceeds from the delivery of gold and silver ore from the Golden Wonder mine.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2010

NOTE 3 -

SIGNIFICANT EVENTS (CONTINUED)

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

The fair market value of the embedded derivative liability was determined by applying quoted market prices of gold futures on the COMEX market for instruments that settle on or near the related debt payments, multiplying the quoted prices by the underlying number of troy ounces of gold at each repayment date and subtracting the otherwise required cash payment of the underlying note.  During the three months ending March 31, 2010, LKA paid $16,644 towards the balance of the liability and recorded a loss from derivative liability of $33,464 as a result of increases in the spot prices of gold.  The fair market value of LKA’s derivative liability at March 31, 2010 is $186,512 the total balance is now short term.

NOTE 4 -

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010 the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

For The Three Months Ended March 31, 2010 Compared to The Three Months Ended March 31, 2009.

During the quarterly period ended March 31, 2010, we received $96,133 in revenues from gold sales.  During the March 31, 2009, quarter, we were engaged in exploratory mining operations but recorded no revenues.

Operating expenses increased somewhat from $169,761 in the quarterly period ended March 31, 2009, to $183,102 in the quarterly period ended March 31, 2010.  This increase was mainly due to increased costs associated with exploration, mine development and bulk sampling activities as well as infrastructure expenditures. Exploration, development and related costs increased to $72,089 in the quarter ended March 31, 2010, from $45,512 in the year-ago quarter.  General and administrative expenses decreased slightly to $50,321 from $51,626 in the quarterly periods ended 2010 and 2009, respectively.  Officer salaries and bonus remained $37,500 in both of these three month periods.  Professional and consulting expenses decreased to $23,192 in the three months ended March 31, 2010, compared to $35,123 in the 2009 period.  We realized an operating loss of $86,969 during the quarter ended March 31, 2010, as compared to operating loss of $169,761 in the comparable period in 2009.

We had a $33,464 loss on the booking of a derivative liability in the three months ended March 31, 2010.  Interest expense totaled $23,321 and $2,055 in the quarterly periods ended March 31, 2010, and 2009, respectively.  Interest income decreased to $27 in the three months ended March 31,2010, from $47 in the three months ended March 31, 2009.  We realized no gains on securities in the quarter ended March 31, 2010, compared to $1,058 in the quarter ended March 31, 2009.  Unrealized loss on securities was $4 for the three months ended March 31, 2010, compared to unrealized gains of $4,027 for the three months ended March 31, 2009. We received $0 in other investment income in 2010, compared to $3,709 in 2009.

Net loss totaled $143,731, or $0.01 per share in the three months ended March 31, 2010, compared to $162,975, or $0.01 per share in the three months ended March 31, 2009.

Liquidity

Current assets at March 31, 2010, totaled $39,331.  As of that date, we had $9,509 in cash, as compared to $213,405 at December 31, 2009.

During the three months ended March 31, 2010, our operating activities used net cash of $139,610.  In the comparable 2009 period, by contrast, operating activities used net cash of $110,360.  Investing activities had no effect on our cash flows in the three months ended March 31, 2010, as compared to $62,831 cash used by investing activities in the three months ended March 31, 2009.  Cash used by financing activities totaled $64,286 in the three months ended March 31, 2010, with no cash provided or used by financing activities during the three months ended March 31, 2009.

At March 31, 2010, the Company had a working capital deficit of $879,474, as compared to working capital deficit of $597,948 at December 31, 2009.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. (Removed and Reserved).

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

LKA INTERNATIONAL, INC.

Date:	May 13, 2010	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 13, 2010	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director