Form 10-Q
period 2010-06-30
LKA INTERNATIONAL INC /DE/
filed 2010-08-13
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 8, 2010 - 14,990,498shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	June 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash	$3,827	$213,405
Margin trading account	678	678
Prepaid expenses	4,596	4,103
Deferred debt issue costs	18,664	36,043
Investments in trading securities	27	39

Total Current Assets	27,792	254,268

FIXED ASSETS
Land, equipment and mining claims	800,351	800,351
Accumulated deprecation	(157,708)	(132,333)

Total Fixed Assets, Net of Accumulated Depreciation	642,643	668,018

OTHER NON-CURRENT ASSETS
Reclamation Bonds	113,120	113,120
Deferred debt issue costs	-	494

Total Other Non-Current Assets	113,120	113,614

TOTAL ASSETS	$783,555	$1,035,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	June 30, 2010	December 31, 2009
CURRENT LIABILITIES
Accounts Payable	$49,926	$115,808
Accrued wages	12,500	-
Note payable	10,000	10,000
Notes payable - related party	677,484	498,875
Accrued interest payable - related party	116,976	100,649
Derivative liability	100,899	126,884

Total Current Liabilities	967,785	852,216

NON-CURRENT LIABILITIES
Derivative liability – long term	-	42,808
Notes payable - related party – long term	-	109,018
Asset retirement obligation	113,809	112,111

Total Non-Current Liabilities	113,809	263,937

Total Liabilities	1,081,594	1,116,153

STOCKHOLDERS' (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,990,498 shares issued and 14,903,251 shares outstanding respectively	14,991	14,991
Additional paid-in capital	7,847,860	7,847,860
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(8,074,198)	(7,856,412)

Total Stockholders' (Deficit)	(298,039)	(80,253)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFECIT)	$783,555	$1,035,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Expenses

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Sales - precious metals	$129,520	$236,757	$225,653	$236,757

OPERATING EXPENSES
Exploration, development and related costs	$27,861	$175,229	$99,950	$220,741
Professional fees	10,679	315,049	33,871	350,172
General and administrative	43,148	41,386	93,469	93,010
Royalty expense	12,393	11,247	12,393	11,247
Officer salaries and bonus	37,500	37,500	75,000	75,000
Total Operating Expenses	131,581	580,411	314,683	750,170
OPERATING LOSS	(2,061)	(343,654)	(89,030)	(513,413)

OTHER INCOME (EXPENSE)
Loss on derivative	(31,620)	-	(65,084)	-
Interest expense	(40,366)	(2,541)	(63,687)	(4,596)
Interest income	-	1	27	48
Realized gain (loss) on securities	-	(3)	-	1,055
Unrealized gain (loss) on securities	(8)	11	(12)	4,038
Other investment income	-	692	-	4,401
Total Other Income (Expense)	(71,994)	(1,840)	(128,756)	4,946
NET LOSS	$(74,055)	$(345,494)	$(217,786)	$(508,467)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.03)	$(0.01)	$(0.04)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,990,498	13,815,333	14,990,498	13,119,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(217,786)	$(508,467)
Items to reconcile net loss to net cash used by operating activities:
Accretion of environmental remediation costs	1,698	2,511
Depreciation and amortization	25,375	10,841
Unrealized (gain) loss on investments	12	(4,038)
Realized (gain) on investments	-	(1,055)
Investment purchases	-	(3,528)
Investment sales proceeds	-	180,663
Loss on derivative	65,084	-
Amortization of deferred debt issue costs	17,873	-
Common stock issued for services	-	160,000
Stock warrants issued for services	-	140,898
Changes in operating assets and liabilities
Increase in prepaid and other assets	(493)	(110)
(Increase) decrease in money market funds	-	16,936
Decrease in accounts payable	(65,882)	(55,977)
Increase in accrued expenses	28,827	3,140
Net Cash Used by Operating Activities	(145,292)	(58,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and construction work in-process	-	(106,342)
Net Cash Used by Investing Activities	-	(106,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(47,642)	-
Payments on derivative liability	(16,644)	-
Common stock issued for cash	-	175,000
Net Cash Provided by Financing Activities	(64,286)	175,000

INCREASE (DECREASE) IN CASH	(209,578)	10,472

CASH AT BEGINNING OF PERIOD	213,405	182,984

CASH AT END OF PERIOD	$3,827	$193,456

CASH PAID FOR:
Interest	$28,377	$891
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Reclassification of derivative liability	$117,233	$-
Reclassification of debt from long term debt to short term debt	$109,018	$-
Common stock issued for offering costs	$-	$175,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2010

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the six months ended June 30, 2010.  Accrued interest related to this note totaled $67,813 and $64,971 as of June 30, 2010 and December 31, 2009, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the six months ended June 30, 2010.  Accrued interest related to this note totaled $8,797 and $8,498 as of June 30, 2010 and December 31, 2009, respectively.

PanAmerican Capital Group

On July 2, 2009, LKA issued a promissory note (the Note) to PanAmerican Capital Group, Inc. (PanAmerican), a related party company, in exchange for cash of $545,090.  The Note accrues interest at 10% per annum, is secured by a first charge over LKA mining property and claims in Hinsdale County, Colorado and is due in five installments, the first due the first business day of January 2010, with the remaining four due in three months intervals through January 2011.  The amount of the payments are to be determined as the higher of either (i) the value of 140 ounces of gold as determined by the closing spot price on COMEX on the business day immediately preceding the installment due date, or (ii) one-fifth (1/5) of the total principal amount, together with accrued interest thereon.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2010

NOTE 2 -

RELATED PARTY TRANSACTIONS (CONTINUED)

During January 2010, LKA made a partial payment of $92,064 on the Note, of which $16,644 was applied against the derivative liability, $27,777 was applied against accrued interest and $47,642 was applied to principle.

Due to delays in mine production, PanAmerica agreed to allow LKA to defer a portion of the first installment payment due January 4, 2010. The second installment payment due April 5, 2010 and third installment due on July 5, 2010, were also deferred until August 15, 2010. In consideration for these payment deferrals LKA agreed to make certain additional interest payments and to provide additional collateral/security on any unpaid balances due as of August 15, 2010. LKA and PanAmerican entered into a Waiver Agreement on June 10, 2010 whereby PanAmerican waived its Enforcement Rights with respect to the delinquent payments on the Note in consideration for the following:

(a)

LKA must pay all amounts payable in respect of the installment payments otherwise due under the Note on January 4, 2010, April 5, 2010 and July 5, 2010 to PanAmerican on or before August 15, 2010;

(b)

on or before August 15, 2010, LKA must pay to PanAmerican, in addition to the amounts otherwise payable under subsection (a) above, an amount equal to 2% per month of any unpaid installment payments, calculated with respect to any such unpaid installment payment, from the date such installment payment was otherwise due; and

(c)

(i) LKA must issue to PanAmerican one unregistered and restricted share of LKA common stock for each dollar of unpaid installment payments otherwise due as of the date of the Waiver Agreement; and (ii) on July 5, 2010, issue to the PanAmerican one unregistered and restricted share of LKA common stock for each dollar of the installment payment otherwise due as of July 5, 2010.  The shares are to be held by PanAmerican as security and are to be surrendered to LKA for cancellation upon satisfaction of the Borrower of the obligations set forth in (a) and (b) above. In circumstances where such obligations are not satisfied the Holder shall be entitled to retain such Shares as beneficial owner thereof provided that such retention shall not otherwise relieve the Borrower from its obligations under the Note or the Waiver Agreement.

As a result of the Waiver Agreement, LKA reclassified $117,233 in accrued derivative liability related to the past due Note payments to note principal and accrued $1,872 in interest payable, at a rate of 2% per month, for the period from the date of the Waiver Agreement through June 30, 2010.  Total accrued interest on the Waiver Agreement note balance was $18,682 and 16,905 at June 30, 2010 and December 31, 2009, respectively.

Remaining future Note installment payments due October 5, 2010 and January 4, 2011 were not affected by the Waiver Agreement and continue to accrue interest at 10% per annum and continue to be secured by a first charge over LKA mining property and claims in Hinsdale County, Colorado.  Accrued interest on these installment payments totaled $21,684 and $10,872 at June 30, 2010 and December 31, 2009, respectively.

LKA paid commissions and due diligence fees totaling $54,509 related to obtaining the funding.  Debt issue costs have been deferred and are being amortized over the life of the Note as interest expense.  Debt issue costs totaled Amortization of debt issuance costs was $17,873 for the period ending June 30, 2010.  The balance of deferred debt issue costs was $18,664 and $36,043 at June 30, 2010 and December 31, 2009, respectively.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $4,500 and $0 in past due amounts as of June 30, 2010 and December 31, 2009, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2010

NOTE 3 -

SIGNIFICANT EVENTS

Precious Metals Sales

During March 2010, LKA received $96,133 for net smelter proceeds from the delivery of gold and silver ore from the Golden Wonder mine.

During April 2010, LKA received $129,520 for net smelter proceeds from the delivery of gold and silver ore from the Golden Wonder mine.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2010

NOTE 3 -

SIGNIFICANT EVENTS (CONTINUED)

During the six months ending June 30, 2010, LKA paid $16,644 towards the balance of the liability and recorded a net loss from derivative liability of $65,084 as a result of increases in the spot prices of gold.  Additionally, LKA reduced the liability by $117,233 as a result of the Waiver Agreement with PanAmerican fixing the related past due installment payments (see Note 2). The fair market value of LKA’s derivative liability is a Level 1 valuation and at June 30, 2010 is $100,899.

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

In order to support continued operation of the mine, LKA entered into several financing transactions during the year ended December 31, 2009.  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

Results of Operations

For The Three Months Ended June 30, 2010 Compared to The Three Months Ended June 30, 2009.

During the quarterly period ended June 30, 2010, we received $129,520 in revenues from gold sales.  During the June 30, 2009, quarter, we received $236,757 in revenues. This reduction in gold (ore) sales during the current period is primarily due to reduced mining activity as LKA changed mine operators. Currently, mining and related operations have resumed to normal and expected levels.

Operating expenses decreased substantially from $580,411 in the quarterly period ended June 30, 2009, to $131,581 in the quarterly period ended June 30, 2010.  This decrease was mainly due to reduced mine operating costs and fewer start-up related expenses at the Golden Wonder Mine. Exploration, development and related costs decreased to $27,861 in the quarter ended June 30, 2010, from $175,229 in the year-ago quarter.  General and administrative expenses increased slightly to $43,148 from $41,386 in the quarterly periods ended 2010 and 2009, respectively.  Officer salaries and bonus remained $37,500 in both of these three month periods.  Professional and consulting expenses decreased substantially to $10,679 in the three months ended June 30, 2010, compared to $315,049 in the 2009 period.  Royalty expense increased from $11,247 in the quarterly period ended June 30, 2009, to $12,393 in the quarterly period ended June 30, 2010.  We realized an operating loss of $2,061 during the quarter ended June 30, 2010, as compared to operating loss of $343,654 in the comparable period in 2009.

We had a $31,620 loss on the booking of a derivative liability in the three months ended June 30, 2010.  Interest expense totaled $40,366 and $2,541 in the quarterly periods ended June 30, 2010, and 2009, respectively.  Interest income decreased to $0 in the three months ended June 30,2010, from $1 in the three months ended June 30, 2009.  We realized no gain on securities in the quarter ended June 30, 2010, compared to $3 loss in the quarter ended June 30, 2009.  Unrealized loss on securities was $8 for the three months ended June 30, 2010, compared to unrealized gains of $11 for the three months ended June 30, 2009. We received $0 in other investment income in 2010, compared to $692 in 2009.

Net loss totaled $74,055, or $0.00 per share in the three months ended June 30, 2010, compared to $345,494, or $0.03 per share in the three months ended June 30, 2009.

For The Six Months Ended June 30, 2010 Compared to The Six Months Ended June 30, 2009.

During the six months ended June 30, 2010, we received $225,653 in revenues from gold sales.  During the June 30, 2009, quarter, we received $236,757 revenues.

Operating expenses decreased substantially from $750,170 in the six months ended June 30, 2009, to $314,683 in the six months ended June 30, 2010.  This decrease was mainly due to reduced mining activity as LKA changed mine operators and fewer start-up related expenses at the Golden Wonder Mine. Exploration, development and related costs decreased to $99,950 in the six months ended June 30, 2010, from $220,741 in the year-ago period.  General and administrative expenses increased slightly to $93,469 from $93,010 in the six months ended 2010 and 2009, respectively.  Officer salaries and bonus remained $75,000 in both of these six month periods.  Professional and consulting expenses decreased to $33,871 in the six months ended June 30, 2010, compared to $350,172 in the 2009 period.  Royalty expense increased from $11,247 in the six months ended June 30, 2009, to $12,393 in the six months ended June 30, 2010.  We realized an operating loss of $89,030 during the quarter ended June 30, 2010, as compared to operating loss of $513,413 in the comparable period in 2009.

We had a $65,084 loss on the booking of a derivative liability in the six months ended June 30, 2010.  Interest expense totaled $63,687 and $4,596 in the six months ended June 30, 2010, and 2009, respectively.  Interest income decreased to $27 in the six months ended June 30,2010, from $48 in the six months ended June 30, 2009.  We realized no gains on securities in the six months ended June 30, 2010, compared to $1,055 in the six months ended June 30, 2009.  Unrealized loss on securities was $12 for the six months ended June 30, 2010, compared to unrealized gains of $4,038 for the six months ended June 30, 2009. We received $0 in other investment income in 2010, compared to $4,401 in 2009.

Net loss totaled $217,786, or $0.01 per share in the six months ended June 30, 2010, compared to $508,467, or $0.04 per share in the six months ended June 30, 2009.

Liquidity

Current assets at June 30, 2010, totaled $27,792.  As of that date, we had $3,827 in cash, as compared to $213,405 at December 31, 2009.

During the six months ended June 30, 2010, our operating activities used net cash of $145,292.  In the comparable 2009 period, by contrast, operating activities used net cash of $58,186.  Investing activities had no effect on our cash flows in the six months ended June 30, 2010, as compared to $106,342 cash used by investing activities in the six months ended June 30, 2009.  Cash used by financing activities totaled $64,286 in the six months ended June 30, 2010, with $175,000 provided by financing activities during the six months ended June 30, 2009.

At June 30, 2010, the Company had a working capital deficit of $939,993, as compared to working capital deficit of $597,948 at December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Effective as of June 10, 2010, LKA International, Inc., a Delaware corporation (the “Company”), and PanAmerica Capital Group, a Panama corporation (“PanAmerica”), executed a Waiver Agreement by which PanAmerica waived its enforcement rights with respect to certain payments due under the Promissory Note dated July 2, 2009. LKA has experienced unanticipated delays in production at its Golden Wonder Mine that have prevented the Company from making certain installment payments on the Note. The Waiver Agreement specifically covers the installment payments, or portions of payments, that were due on January 4, 2010 and April 5, 2010.  In addition, the Company has advised PanAmerica that it would be unable to make the installment payment that was scheduled to be made on July 5, 2010.  For more information see our 8-K Current Report dated June 10, 2010 and filed with the Securities and Exchange Commission on June 11, 2010.

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

LKA INTERNATIONAL, INC.

Date:	August 13, 2010	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	August 13, 2010	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director