Form 10-Q
period 2010-09-30
LKA INTERNATIONAL INC /DE/
filed 2010-11-15
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 15, 2010 - 15,390,603 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash	$17,472	$213,405
Accounts receivable	31,548	-
Margin trading account	653	678
Prepaid expenses	-	4,103
Deferred debt issue costs	9,579	36,043
Investments in trading securities	34	39

Total Current Assets	59,286	254,268

FIXED ASSETS
Land, equipment and mining claims	800,351	800,351
Accumulated deprecation	(170,396)	(132,333)

Total Fixed Assets, Net of Accumulated Depreciation	629,955	668,018

OTHER NON-CURRENT ASSETS
Reclamation Bonds	113,120	113,120
Deferred debt issue costs	-	494

Total Other Non-Current Assets	113,120	113,614

TOTAL ASSETS	$802,361	$1,035,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	September 30, 2010	December 31, 2009
CURRENT LIABILITIES
Accounts Payable	$71,926	$115,808
Accrued wages	50,000	-
Note payable	10,000	10,000
Notes payable - related party	677,485	498,875
Accrued interest payable - related party	137,276	100,649
Derivative liability	118,203	126,884

Total Current Liabilities	1,064,890	852,216

NON-CURRENT LIABILITIES
Derivative liability – long term	-	42,808
Notes payable - related party – long term	-	109,018
Asset retirement obligation	114,658	112,111

Total Non-Current Liabilities	114,658	263,937

Total Liabilities	1,179,548	1,116,153

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,390,603 and 14,990,498 shares issued and 15,303,356 and 14,903,251 shares outstanding, respectively	15,391	14,991
Additional paid-in capital	8,211,357	7,847,860
Treasury stock; 87,247 shares at cost	(86,692)	(86,692)
Accumulated deficit	(8,517,243)	(7,856,412)

Total Stockholders' Deficit	(377,187)	(80,253)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$802,361	$1,035,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Sales - precious metals	$159,935	$-	$385,588	$236,757

OPERATING EXPENSES
Exploration, development and related costs	103,118	225,882	203,068	446,623
Professional fees	5,375	20,739	39,247	370,911
General and administrative	42,507	56,208	135,976	149,218
Royalty expense	8,269	-	20,662	11,247
Officer salaries and bonus	37,500	37,500	112,500	112,500
Total Operating Expenses	196,769	340,329	511,453	1,090,499
OPERATING LOSS	(36,834)	(340,329)	(125,865)	(853,742)

OTHER INCOME (EXPENSE)
Loss on derivative	(17,304)	(108,981)	(82,388)	(108,981)
Debt default expense	(358,897)	-	(358,897)	-
Interest expense	(30,016)	(24,832)	(93,703)	(29,428)
Interest income	-	-	27	48
Realized gain on Securities	-	-	-	1,055
Unrealized gain (loss) on securities	7	5	(5)	4,043
Other investment income	-	-	-	4,401
Total Other Income (Expense)	(406,210)	(133,808)	(534,966)	(128,862)
NET LOSS	$(443,044)	$(474,137)	$(660,831)	$(982,604)

BASIC NET LOSS PER COMMON SHARE	$(0.03)	$(0.03)	$(0.04)	$(0.07)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,192,290	14,270,498	15,057,329	13,507,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(660,831)	$(982,604)
Items to reconcile net loss to net cash used by operating activities:
Accretion of environmental remediation costs	2,547	3,767
Depreciation and amortization	38,063	19,946
Unrealized (gain) loss on investments	5	(4,043)
Realized (gain) on investments	25	(1,055)
Investment purchases	-	(3,528)
Investment sales proceeds	-	180,663
Loss on derivative	82,388	108,981
Amortization of deferred debt issue costs	26,958	8,887
Common stock issued for services	-	160,000
Common Stock issued for debt default expense	358,897	-
Stock warrants issued for services	-	140,898
Changes in operating assets and liabilities
Increase (decrease) in prepaid and other assets	(27,445)	8,955
Decrease in money market funds	-	16,263
Decrease in accounts payable	(43,882)	(15,036)
Increase in accrued expenses	86,653	18,151
Net Cash Used by Operating Activities	(136,647)	(339,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and construction work in-process	-	(150,516)
Net Cash Used by Investing Activities	-	(150,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	545,090
Payments on notes payable	(47,642)	-
Debt issuance costs	-	(54,509)
Payments on derivative liability	(16,644)	-
Common stock issued for cash	5,000	175,000
Net Cash Provided by Financing Activities	(59,286)	665,581

INCREASE (DECREASE) IN CASH	(195,933)	175,310

CASH AT BEGINNING OF PERIOD	213,405	182,984

CASH AT END OF PERIOD	$17,472	$358,294

CASH PAID FOR:
Interest	$28,677	$2,390
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Reclassification of derivative liability	$117,233	$-
Reclassification of debt from long term debt to short term debt	$109,018	$-
Common stock issued for offering costs	$-	$175,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2010

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the nine months ended September 30, 2010.  Accrued interest related to this note totaled $69,234 and $64,971 as of September 30, 2010 and December 31, 2009, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the nine months ended September 30, 2010.  Accrued interest related to this note totaled $8,946 and $8,498 as of September 30, 2010 and December 31, 2009, respectively.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2010

NOTE 2 -

RELATED PARTY TRANSACTIONS (CONTINUED)

During January 2010, LKA made a partial payment of $92,064 on the Note, of which $16,644 was applied against the derivative liability, $27,777 was applied against accrued interest and $47,642 was applied to principal.

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

As a result of the Waiver Agreement, LKA reclassified $117,233 in accrued derivative liability related to the past due Note payments to note principal and accrued $1,872 in interest payable, at a rate of 2% per month, for the period from the date of the Waiver Agreement through September 30, 2010.  Total accrued interest on the Waiver Agreement note balance was $31,916 and $16,905 at September 30, 2010 and December 31, 2009, respectively.

As a result of LKA’s failure to pay the required installment payment on August 15, 2010, 220,453 and 169,652 shares of LKA common stock were surrendered to PanAmerican with a fair value of $358,897.  The fair value of these shares was recorded as debt default expense for the quarter ended September 30, 2010.   To-date, PanAmerican has not made any demands on the past due installments and LKA continues to pursue a resolution with the debt holder.

Remaining future Note installment payments due October 5, 2010 and January 4, 2011 were not affected by the Waiver Agreement and continue to accrue interest at 10% per annum and continue to be secured by a first charge over LKA mining property and claims in Hinsdale County, Colorado.  Accrued interest on these installment payments totaled $27,180 and $10,872 at September 30, 2010 and December 31, 2009, respectively.

LKA paid commissions and due diligence fees totaling $54,509 related to obtaining the funding.  Debt issue costs have been deferred and are being amortized over the life of the Note as interest expense.  Debt issue costs totaled Amortization of debt issuance costs was $26,958 for the period ending September 30, 2010.  The balance of deferred debt issue costs was $9,579 and $36,043 at September 30, 2010 and December 31, 2009, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2010

NOTE 2 -

RELATED PARTY TRANSACTIONS (CONTINUED)

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $9,000 and $0 in past due amounts as of September 30, 2010 and December 31, 2009, respectively.

NOTE 3 -

SIGNIFICANT EVENTS

Precious Metals Sales

During March 2010, LKA received $96,133 for net smelter proceeds from the delivery of gold and silver ore from the Golden Wonder mine.

During April 2010, LKA received $129,520 for net smelter proceeds from the delivery of gold and silver ore from the Golden Wonder mine.

During July 2010, LKA received $26,636 for net smelter proceeds from the delivery of gold and silver ore from the Golden Wonder mine.

During September 2010, LKA received a $101,750 provisional advance payment upon delivery of gold ore to a third party processor mined during exploration efforts at the Golden Wonder mine.  Upon final processing on September 30, 2010, LKA received a final settlement statement and recorded a receivable for the remaining $31,548.  The final settlement payment was received during October 2010.

Mine Operator Agreement

During August 2010, LKA entered into a Mine Operating Agreement (Operating Agreement) with Coal Creek Construction (Coal Creek).  The Operating Agreement calls for Coal Creek to provide mine operating services, including mining and underground construction, blasting, crushing, bagging, hauling, loading and transporting of ore and associated waste material to locations specified by LKA in the vicinity of the property, maintenance of roads to the Property and working areas for the mining of the Property.

Per the Operating Agreement, Coal Creek is to pay all Mine Operator Services Expenses and is entitled to reimbursement for such expenses from LKA provided LKA has received sufficient monies from ore/metals sales.  LKA is responsible for payment of costs associated with vehicles it provides for the Project (including insurance and maintenance) property and production taxes, mining claim assessments or fees, personnel and consultants hired by LKA, claim and permit filings, and reclamation bonds. LKA shall also pay all liabilities associated with the Property which were incurred prior to the date of the Operating Agreement.

In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits , or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of  its agreement with LKA.  During the period ended September 30, 2010, LKA paid Coal Creek $61,000 in advances toward Mine Operator Services and accrued an additional $11,000 in estimated remaining reimbursable expense related to its ore shipment in September 2010.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2010

NOTE 3 -

SIGNIFICANT EVENTS (CONTINUED)

Derivative Liability

LKA accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheet.

LKA uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, LKA’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for LKA’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, LKA seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

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

During the nine months ending September 30, 2010, LKA paid $16,644 towards the balance of the liability and recorded a net loss from derivative liability of $65,084 as a result of increases in the spot prices of gold. Additionally, LKA reduced the liability by $117,233 as a result of the Waiver Agreement with PanAmerican fixing the related past due installment payments (see Note 2). The fair market value of LKA’s derivative liability is a Level 1 valuation and at September 30, 2010 is $118,203.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2010

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

NOTE 5 -

SUBSEQUENT EVENTS

The Company did not make the Pan America Note installment payment that was due on October 5, 2010, which is subsequent to the end of the period covered by the accompanying financial statements.  As of November 14, 2010, Pan America has not made any demand for payment of this installment or taken any other action with respect thereto.

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

Results of Operations

For The Three Months Ended September 30, 2010 Compared to The Three Months Ended September 30, 2009.

During the quarterly period ended September 30, 2010, we received $159,935 from gold ore sales vs. none in the year ago period ended  September 30, 2009. This reduction in gold (ore) sales during the prior-year period was due to the Company’s emphasis, at that time, on underground drilling and reduced mining activity. Currently, mining (exploratory) and related operations have resumed to normal and expected levels.

Operating expenses decreased substantially from $340,329 in the quarterly period ended September 30, 2009, to $196,769 in the current quarter.  This decrease was mainly due to reduced mine operating costs and fewer start-up related expenses at the Golden Wonder mine. Exploration, development and related costs decreased to $103,118 in the quarter ended September 30, 2010, from $225,882 in the year-ago quarter.  Professional fees decreased substantially to $5,375 in the three months ended September 30, 2010, compared to $20,739 in the 2009 period.  General and administrative expenses decreased slightly to $42,507 from $56,208 in the quarterly periods ended 2010 and 2009, respectively.  Royalty expenses increased from $0 in the quarterly period ended September 30, 2009, to $8,269 in the quarterly period ended September 30, 2010.  Officer salaries and bonus remained $37,500 in both of these three month periods.  We realized an operating loss of $36,834 during the quarter ended September 30, 2010, as compared to operating loss of $340,329 in the comparable period in 2009.

We had a $17,304 loss on the booking of the derivative liability associated with the Pan America Note in the three months ended September 30, 2010 compared to a loss of $108,981 in the three months ended September 30, 2009.  We had a debt default expense of $358,897 in the three months ended September 30, 2010, which was associated with the Company’s non-payment under the Pan America Waiver Agreement and the underlying Note, and which was disclosed in the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on September 3, 2010.  Interest expense totaled $30,016 and $24,832 in the quarterly periods ended September 30, 2010, and 2009, respectively.  Interest income was $0 in the three months ended September 30, 2010, and the three months ended September 30, 2009.  We realized no gain on securities in the quarter ended September 30, 2010, or in the quarter ended September 30, 2009. We received no investment income in 2010 and in 2009.

Net loss totaled $443,044, or $0.03 per share in the three months ended September 30, 2010, compared to $474,137, or $0.03 per share in the three months ended September 30, 2009.

For The Nine Months Ended September 30, 2010 Compared to The Nine Months Ended September 30, 2009.

During the nine months ended September 30, 2010, we received $385,588 in revenues from gold ore sales compared with $236,757 in the year ago period.

Operating expenses decreased substantially from $1,090,499 in the nine months ended September 30, 2009, to $511,453 in the nine months ended September 30, 2010.  This decrease was mainly due to reduced mining activity as LKA changed mine operators and fewer start-up related expenses at the Golden Wonder Mine.  Exploration, development and related costs decreased to $203,068 in the nine months ended September 30, 2010, from $446,623 in the year-ago period.  Professional fees decreased to $39,247 in the nine months ended September 30, 2010, compared to $370,911 in the 2009 period.  General and administrative expenses decreased slightly to $135,976 from $149,218 in the nine months ended 2010 and 2009, respectively. Royalty expense increased from $11,247 in the nine months ended September 30, 2009, to $20,662 in the nine months ended September 30, 2010.  Officer salaries and bonus remained $112,500 in both of these nine month periods.  We realized an operating loss of $125,865 during the quarter ended September 30, 2010, as compared to operating loss of $853,742 in the comparable period in 2009.

We had a $82,388 loss on the booking of the derivative liability associated with the Pan America Note in the nine months ended September 30, 2010 and $108,981 in the nine months ended September 30, 2009.  We had a debt default expense relating to the Pan America Note of $358,897 in the nine months ended September 30, 2010.  Interest expense totaled $93,703 and $29,428 in the nine months ended September 30, 2010, and 2009, respectively.  Interest income decreased to $27 in the nine months ended September 30, 2010, from $48 in the nine months ended September 30, 2009.  We realized no gains on securities in the nine months ended September 30, 2010, compared to $1,055 in the nine months ended September 30, 2009. Unrealized loss on securities was $5 for the nine months ended September 30, 2010, compared to unrealized gains of $4,043 for the nine months ended September 30, 2009. We received $0 in other investment income in 2010, compared to $4,401 in 2009.

Net loss totaled $660,831, or $0.04 per share in the nine months ended September 30, 2010, compared to $982,604, or $0.07 per share in the nine months ended September 30, 2009.

Liquidity

Current assets at September 30, 2010, totaled $59,286.  As of that date, we had $17,472 in cash, as compared to $213,405 at December 31, 2009.

During the nine months ended September 30, 2010, our operating activities used net cash of $136,647.  In the comparable 2009 period, by contrast, operating activities used net cash of $339,755.  Investing activities had no effect on our cash flows in the nine months ended September 30, 2010, as compared to $150,516 cash used by investing activities in the nine months ended September 30, 2009.  Cash used by financing activities totaled $59,286 in the nine months ended September 30, 2010, with $665,581 provided by financing activities during the nine months ended September 30, 2009.

At September 30, 2010, the Company had a working capital deficit of $1,005,604, as compared to working capital deficit of $597,948 at December 31, 2009.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2010, LKA issued 169,652 “unregistered” and “restricted” shares of common stock to PanAmerica Capital Group, a Panama corporation, pursuant to the terms of the Waiver Agreement that the parties executed effective as of June 10, 2010, and that was disclosed in LKA’s Current Report on Form 8-K dated June 10, 2010, and filed with the Securities and Exchange Commission on June 11, 2010.  Under the Waiver Agreement, LKA was obligated to issue to Pan America one “unregistered” and “restricted” share of common stock for each dollar of the unpaid installment payment due as of July 5, 2010, to be held as security for the Company’s obligations under the Waiver Agreement, and these shares were issued pursuant to that provision.

On September 15, 2010, LKA sold 10,000 “unregistered” and “restricted” shares of common stock to SDK Investments, LLC, in consideration of $5,000.  This transaction was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.  SDK has represented that it is an “accredited investor” as defined in Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

During August 2010, LKA entered into a Mine Operating Agreement (Operating Agreement) with Coal Creek Construction (Coal Creek).  The Operating Agreement calls for Coal Creek to provide mine operating services, including mining and underground construction, blasting, crushing, bagging, hauling, loading and transporting of ore and associated waste material to locations specified by LKA in the vicinity of the property, maintenance of roads to the Property and working areas for the mining of the Property.

Per the Operating Agreement, Coal Creek is to pay all Mine Operator Services Expenses and is entitled to reimbursement for such expenses from LKA provided LKA has received sufficient monies from ore/metals sales.  LKA is responsible for payment of costs associated with vehicles it provides for the Project (including insurance and maintenance) property and production taxes, mining claim assessments or fees, personnel and consultants hired by LKA, claim and permit filings, and reclamation bonds. LKA shall also pay all liabilities associated with the Property which were incurred prior to the date of the Operating Agreement.

In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits , or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of  its agreement with LKA.  During the period ended September 30, 2010, LKA paid Coal Creek $61,000 in advances toward Mine Operator Services and accrued an additional $11,000 in estimated remaining reimbursable expense related to its ore shipment in September 2010.

The Company did not make the Pan America Note installment payment that was due on October 5, 2010, which is subsequent to the end of the period covered by this Report.  As of the date hereof, Pan America has not made any demand for payment of this installment or taken any other action with respect thereto.

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

LKA INTERNATIONAL, INC.

Date:	November 15, 2010	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	November 15, 2010	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director