Form 10-K
period 2010-12-31
LKA INTERNATIONAL INC /DE/
filed 2011-03-31
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2010

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

(253) 514-6661

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

The market value of the voting and non-voting common stock is $7,934.19, based on 7,934,194 shares held by non-affiliates.  Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 22, 2011, the registrant had 15,440,603 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “LKA International,” “LKA,” the “Company,” “we,” “us,” “our” and words of similar import) refer to LKA International, Inc., a Delaware corporation, the registrant.

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

Effective as of July 2, 2009, LKA and PanAmerica Capital Group, a Panama corporation (“PanAmerica”) executed a Subscription Agreement by which LKA issued to PanAmerica a promissory note in the principal amount of $545,090, and bearing interest at 10 percent per year (the “Promissory Note”).  The outstanding principal and interest on the Promissory Note are payable in five equal installments.  The first installment was due on January 4, 2010, and each subsequent installment was due on the date that was three months after the due date of the immediately preceding installment.  In lieu of the payment of principal and interest as outlined above, PanAmerica may elect to receive all or a portion of each installment in cash amounts equivalent to the value of 140 troy ounces of gold as determined by the closing spot price of gold on COMEX on the business day immediately preceding the due date of such installment.  LKA’s obligations under the Promissory Note are secured by the Company’s mining properties.

As of the date of this Report, the Company has paid 60% of the amount owing to PanAmerica under the first installment on the Promissory Note.  Interest is accumulating on the remaining 40%.  LKA is currently delinquent on all remaining principal and interest payments on the Promissory Note, and as of the date of this Report, PanAmerica has not declared LKA in default and has refrained from any formal collection or foreclosure efforts.

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

Description of Business

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the zones (veins) within the mine that previously produced over 133,701 ozs. (82% of which came during the period of 2002-2006 at an average ore grade of 16.01 ozs. gold per ton). As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA’s objective/challenge will be to locate consistent vein widths within these high-grade zones to establish significant reserves to resume commercial production. Since resuming operations in the first quarter of 2009, LKA has shipped/sold seven bulk ore samples containing more than 1,200 ounces of gold derived from exploratory mining operations. Ore containing another 226 ounces was shipped during February and March 2011. Sales of ore have offset a significant portion of the cost of the current exploration program. To date, all ore shipments have been made to Teck, Yukon-Nevada Gold and Kinross.

In August, 2010, LKA entered into a Mine Operating Agreement (the “Operating Agreement”) with Coal Creek Construction (“Coal Creek”).  The Operating Agreement calls for Coal Creek to provide mine operating services, including mining and underground construction, blasting, crushing, bagging, hauling, loading and transporting of ore and associated waste material to locations specified by LKA in the vicinity of the property, maintenance of roads to the Golden Wonder Property and working areas for the mining of that Property.  Per the Operating Agreement, Coal Creek is to pay all Mine Operator Services Expenses and is entitled to reimbursement for such expenses from LKA, provided LKA has received sufficient monies from ore/metals sales.  LKA is responsible for payment of costs associated with vehicles it provides for the project (including insurance and maintenance) property and production taxes, mining claim assessments or fees, personnel and consultants hired by LKA, claim and permit filings, and reclamation bonds. LKA will also pay all liabilities associated with the Golden Wonder Property which were incurred prior to the date of the Operating Agreement.  In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.  During the calendar year ended December 31, 2010, LKA paid Coal Creek $226,708 in advances toward Mine Operator Services and accrued an additional $123,931 in estimated remaining reimbursable expense related to its ore shipment in December 2010.

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

Dependence on One or a Few Major Customers

From 1998 through the second quarter of 2006, our revenues consisted of production royalties from the commercial mining activities at the Golden Wonder mine. Mining operations were conducted during this period by Au Mining, Inc., a private Colorado corporation under the terms of a mine lease agreement with the Company. In the third quarter of 2006, Au Mining ceased production due to the depletion of the established ore body. Since that time, LKA’s source of revenue has been the sale of ore from exploration and development efforts and investment income.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has substantially increased our legal and accounting costs.

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

Each Property is described below.

Ute-Ule Group.

The Ute-Ule Property consists of 23 patented mining claims located approximately four miles west of Lake City, Colorado. These are highly mineralized silver-lead-zinc mines with excellent access via a gravel road that is maintained year-round by the County of Hinsdale. This road goes from the Property to Lake City and from Lake City a blacktop road (State Highway 149) extends northward approximately 46 miles to an intersection with U.S. 50, about nine miles west of Gunnison, Colorado.

This Property has a long history of mineral extraction dating back to the nineteenth century. Most of this extraction (silver, lead and zinc) occurred between 1874 and 1903. Currently, LKA no plans to resume mining operations at this property and is engaged in discussions with Hinsdale County, Colorado to donate certain of the historic buildings on the site. To date, no formal agreements have reached and we cannot predict what, if any, benefits to the Company would be realized.

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

Water for milling and the power needs of the mill has historically been available through water rights pertaining to the Property. Although we believe the Property is currently in compliance with applicable laws and regulations, any future operations at the mill may require additional settling ponds and additional treatment of waste water may be required to preserve water quality. We do not believe that these requirements would impose an undue burden on us. Substantial additional funding would be required to make the mill operational. The Company has no current plans in this regard.

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

During the summer of 1969, Southern Union Production Company ("Supron") began an exploration program at the Golden Wonder. Out of this, the SUPCO winze (a steeply inclined passageway connecting the mine workings) was started in the winter of 1970-1971 and completed to a depth of approximately 150 feet below the third level of the mine, with lateral drifting along the course of mineralization off the winze on the fourth level. Work was halted on the property in 1972, when Supron decided to discontinue all its metallic mineral operations in the western United States and South America. In 1973, Rocky Mountain Ventures secured a lease on the Property and shipped a small tonnage of dump material to a mill then operating at Crested Butte, Colorado for processing.  In 1997, Au Mining leased the mine from LKA and commercially produced ore through the second quarter of 2006.

Commercial Ore Production

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this production was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. From 1997 until the second quarter of 2006, commercial mining operations were conducted by Au Mining, LLC who leased the mine from LKA. During this period approximately 8,349 tons of ore containing 133,701 ounces of gold were produced from the mine's fifth, sixth and seventh levels. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average gold price during the period in which the ore was sold was $337.76. Total gold production from the mine under LKA’s ownership has been approximately 137,558 ounces. The average grade of all ore produced during this period was 14.15 ounces per ton.

Office Space.

We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. Effective as of January 1, 2005, we paid monthly rent of $1,300 to Abraham & Co., Inc. a FINRA member broker/dealer which is controlled by our President, Kye A. Abraham. This rent includes the use of the office space, bookkeeping services, telephone, office supplies, utilities, internet, computers and photocopiers. The lease arrangement is a month-to-month oral lease with Abraham & Co. and the payment amount increased to $1,500 per month in 2007 to keep pace with increased costs.

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

On May 16, 2007, the Company learned of a lawsuit filed by Barrick GoldStrike Mines, Inc. (“Barrick”) against Au Mining and its officers, alleging that Au Mining “salted” certain Golden Wonder mine assay samples to indicate considerably higher gold content than was actually contained in the ore that it delivered to Barrick in May-June, 2006.  Based on Barrick’s sampling protocol and the fact that the grade of ore in the contested shipment, while high, was not inconsistent with ore grades produced from the Golden Wonder and shipped to various processors over a period of nine years, LKA believes that it is highly unlikely that Au Mining could have carried out such a scheme. LKA was not a party to this lawsuit.  On May 18, 2007, we filed a Current Report on Form 8-K with respect to this matter.   In July, 2010, after a jury trial held in Gunnison Colorado, Au Mining and its officers prevailed in this lawsuit.

ITEM 4:  (REMOVED AND RESERVED)

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “LKAI”; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  All current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2009 and 2010. These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2009, through March 31, 2009	$0.39	$0.08

April 1, 2009, through June 30, 2009	$1.05	$0.1402

July 1, 2009, through September 30, 2009	$0.75	$0.20

October 1, 2009, through December 31, 2009	$0.95	$0.22

January 2, 2010 through March 31, 2010	$0.60	$0.25

April 1, 2010 through June 30, 2010	$1.24	$0.43

July 1, 2010 through September 30, 2010	$0.91	$0.52

October 1, 2010 through December 31, 2010	$1.07	$0.60

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 497, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 12, 2010, and August 15, 2010, respectively, as a result of LKA’s failure to pay the required installment payment on August 15, 2010, LKA issued 220,453 and 169,652 shares of its common stock to PanAmerican with a fair value of $358,897, or $0.92 per share.  The fair value of these shares was recorded as debt restructuring expense.

On August 31, 2010, LKA sold 10,000 shares of its common stock for $5,000, or $0.50 per share.

During December 2010, LKA issued a convertible note payable for cash of $150,000.  The convertible note accrues interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011, or $7,500 in interest and $10,500 in commission expense.  The convertible note is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  Due to the contingent nature of the conversion price, no beneficial conversion feature was ascribed to the conversion feature.  Accrued interest on the convertible note totaled $2,466 at December 31, 2010.

During December 2010, LKA issued a convertible note payable and warrants to purchase 84,000 shares of LKA common stock for cash of $50,000.  Accordingly, the total proceed received of $50,000 was allocated to debt and equity based on their relative fair values of $21,863 and $28,137, respectively.  The convertible note accrues interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011, or $2,500 in interest and $3,500 in commission expense.  The convertible note is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  Due to the contingent nature of the conversion price, no beneficial conversion feature was ascribed to the conversion feature.  Accrued interest on the convertible note totaled $2,466 at December 31, 2010.  Debt offering costs as a result of the issuance of attached warrants of $3,974 were recognized during the year ending December 31, 2010.

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

Use of Proceeds of Registered Securities

During the year ended December 31, 2010, we did not receive any proceeds from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1, 2010, through October 31, 2010	-0-	-0-	-0-	-0-
November 1, 2010, through November 30, 2010	-0-	-0-	-0-	-0-
December 1, 2010, through December 31, 2010	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

Liquidity and Capital Resources

Current assets at December 31, 2010, totaled $123,809.  As of that date, we had $20,084 in cash, $89,384 in accounts receivable, and $14,341 in prepaid expenses.

During fiscal 2010, our operating activities used net cash of $334,035.  In 2009, by contrast, operating activities used net cash of $597,083.  Net cash used by investing activities decreased to $0 in 2010, from $188,077 in the prior year. Net cash provided for financing activities decreased to $140,714 in 2010, compared to $815,581 in 2009.

At December 31, 2010, the Company had negative working capital of $1,304,136, as compared to $597,948, negative working capital at December 31, 2009.

Results of Operations

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

During the calendar year ended December 31, 2010, we received $528,845 from the sale of gold ore, compared to $236,757 in 2009. These limited ore sales resulted from our exploration activities at the Golden Wonder mine.

Operating expenses decreased from $1,365,277 in 2009 to $927,333 in 2010.  Exploration, development and related costs decreased $132,810, professional fees decreased $305,391, royalty expense increased $15,137 and general and administrative expenses decreased $14,880 in 2010.  Officer salaries remained the same at $150,000 in 2010, and 2009. With a combination of increased revenues and decreased operating costs, we had operating loss of $398,488 during the calendar year ended December 31, 2010, as compared to operating loss of $1,128,520 in 2009.

Our total other expense increased to $602,528 in 2010, from $216,248 in the prior year.  Loss on derivative was $99,369 in 2010 compared to $169,692 in 2009.  We had debt extension/restructuring expense of $358,897 in 2010.  Interest expense increased to $144,303 in 2010 from $56,106 in 2009.  Interest income decreased to $27 in 2010, from $48 in 2009.  We had $0 in unrealized loss on securities, $6 in realized loss on securities and $0 in dividend and other investment income in 2010. This compares to unrealized gain of $4,046, realized gain of $1,055 and $4,401 in dividend and other investment income in 2009.

After taking into account income tax expense of $0 for 2009 and 2010, net loss totaled $1,001,036, or a loss of $0.07 per share, and $1,344,768, or a loss $0.10 per share, respectively, during these periods.  Our stockholders' deficit of $689,255 at December 31, 2010, represented a significant increase from stockholders' deficit of $80,253 at December 31, 2009, mainly as a result of significant current year losses, partially offset by issuances of equity instruments for debt delinquency fees.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors

LKA International Inc.

Gig Harbor, WA

We have audited the consolidated balance sheets of LKA International Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA International Inc. as of December 31, 2010 and 2009 and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LKA International Inc. will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, LKA International Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 11. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2011

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	December 31,
	2010	2009
CURRENT ASSETS

Cash	$20,084	$213,405
Accounts receivable	89,384	-
Margin trading account	-	678
Prepaid expenses	14,341	4,103
Deferred debt issue costs	-	36,043
Investments in trading securities	-	39

Total Current Assets	123,809	254,268

FIXED ASSETS

Land, equipment, mining claims and asset retirement obligations	800,351	800,351
Accumulated depreciation	(183,083)	(132,333)

Total Fixed Assets, Net of Accumulated Depreciation	617,268	668,018

OTHER NON-CURRENT ASSETS

Reclamation Bonds	113,120	113,120
Deferred debt issue costs	-	494

Total Other Non-Current Assets	113,120	113,614

TOTAL ASSETS	$854,197	$1,035,900

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2010	2009
CURRENT LIABILITIES

Accounts payable	$179,923	$111,093
Accounts payable – related party	14,247	4,715
Note payable	185,837	10,000
Notes payable - related party	744,841	498,875
Accrued interest payable	3,288	-
Accrued interest payable - related party	170,648	100,649
Accrued wages	61,335	-
Derivative liability	67,826	126,884

Total Current Liabilities	1,427,945	852,216

NON-CURRENT LIABILITIES

Derivative liability - long term	-	42,808
Note payable - related party - long term	-	109,018
Asset retirement obligation	115,507	112,111

Total Non-Current Liabilities	115,507	263,937

Total Liabilities	1,567,615	1,116,153

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 15,390,603 and 14,990,498 shares issued, and 15,303,356 and 14,903,251 shares outstanding, respectively	15,391	14,991
Additional paid-in capital	8,239,494	7,847,860
Treasury stock; 87,247 and 87,247 shares at costs, respectively	(86,692)	(86,692)
Accumulated deficit	(8,857,448)	(7,856,412)

Total Stockholders' Equity (Deficit)	(689,255)	(80,253)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$854,197	$1,035,900

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

	December 31,
	2010	2009
REVENUES

Sales - precious metals	$528,845	$236,757

Total Revenues	528,845	236,757

OPERATING EXPENSES

Exploration, development and related costs	497,983	630,793
Professional fees	67,231	372,622
Royalty expense	26,384	11,247
General and administrative	185,735	200,615
Officer salaries	150,000	150,000

Total Operating Expenses	927,333	1,365,277

OPERATING INCOME (LOSS)	(398,488)	(1,128,520)

OTHER INCOME (EXPENSE)

Loss on derivative	(99,369)	(169,692)
Debt default expense	(358,897)	-
Interest expense	(144,303)	(56,106)
Interest income	27	48
Unrealized gain on securities	-	4,046
Realized gain (loss) on securities	(6)	1,055
Dividend and other investment income	-	4,401

Total Other Income (Expense)	(602,548)	(216,248)

LOSS PRIOR TO INCOME TAX EXPENSE	(1,001,036)	(1,344,768)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,001,036)	$(1,344,768)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,141,332	13,871,265

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2008	12,890,498	$12,891	(87,247)	$(86,692)	$7,224,062	$(6,511,644)	$638,617
Common stock for services	400,000	400	-	-	159,600	-	160,000
Common stock for cash	1,300,000	1,300	-	-	323,700	-	325,000
Common stock offering costs	400,000	400	-	-	(400)	-	-
Common stock warrants issued for services	-	-	-	-	140,898	-	140,898
Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,344,768)	(1,344,768)
Balance, December 31, 2009	14,990,498	14,991	(87,247)	(86,692)	7,847,860	(7,856,412)	(80,253)

Common stock issued for debt extension	390,105	390	-	-	358,507	-	358,897

Common stock issued for cash	10,000	10	-	-	4,990	-	5,000

Common stock warrants issued for debt offering costs	-	-	-	-	28,137	-	28,137

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,001,036)	(1,001,036)
Balance, December 31, 2010	15,390,603	$15,391	(87,247)	$(86,692)	$8,239,494	$(8,857,448)	$(689,255)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,001,036)	$(1,344,768)
Items to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	50,750	31,883
Accretion of asset retirement obligation	3,396	5,023
Unrealized (gain) loss on investments	-	(4,046)
Realized (gain) loss on investments	6	(1,055)
Investment purchases	-	(3,529)
Investment proceeds	33	180,663
Loss on derivate liability	99,369	169,692
Amortization of deferred debt issue costs	36,537	17,972
Common stock issued for services	-	160,000
Common stock issued for debt default expense	358,897	-
Amortization of debt discount	3,974	-
Stock warrants issued for debt discount and services	-	140,898
Changes in operating assets and liabilities
Decrease in money market accounts	678	16,263
(Increase) decrease in prepaid and other assets	(10,238)	6,123
(Increase) in accounts receivable	(89,384)	-
Increase (decrease) in accounts payable and accounts payable – related party	78,361	(5,662)
Increase in accrued expenses	134,622	33,460
Net Cash Provided (Used) by Operating Activities	(334,035)	(597,083)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	(188,077)
Net Cash Used by Investing Activities	-	(188,077)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	545,090
Payments on notes payable – related party	(47,642)	-
Debt issuance costs	-	(54,509)
Proceeds from convertible notes payable	200,000	-
Payments on derivative liability	(16,644)	-
Common stock issued for cash	5,000	325,000
Net Cash Provided by Financing Activities	140,714	815,581

NET INCREASE IN CASH	(193,321)	30,421
CASH AT BEGINNING OF PERIOD	213,405	182,984

CASH AT END OF PERIOD	$20,084	$213,405
CASH PAID FOR:
Interest	$30,505	$4,603
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of derivative liability	$184,591	$-
Warrants issued with convertible note	$28,137	$-
Increase in asset retirement obligations assumed	$-	$199,000
Common stock issued for stock offering costs	$-	$545,090

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

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

b.

Basic and Diluted Loss Per Share

LKA presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. LKA had net losses as of December 31, 2010 and 2009, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

c.

Mine Development and Exploration Costs

Mine development costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves. Amortization of mineral rights is provided by the units of production method over estimated total recoverable proven and probable reserves.  Costs related to locating and evaluating mineral and ore deposits, as well as determining the economic mineability of such deposits, are expensed as incurred.  All costs related to mine development and expense were expensed due to there being no proven and probable reserves.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$847,104	$656,075
Accrued expenses	58,020	34,221
Depreciation	-	(1,190)
Valuation allowance	(905,124)	(689,736)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Pre-tax book income (loss)	$(340,352)	$(457,205)
Meals and entertainment	730	2,249
Unrealized (gain) loss	-	(1,376)
Common stock and warrants issued for services and debt discount	123,376	49,613
Related party accruals	23,800	(11,376)
Penalties and other	262	-
Depreciation	-	(1,190)
Accretion	1,155	581
Net operating loss carry forward	847,104	-
Valuation allowance	(656,075)	418,705
Federal Income Tax	$-	$-

LKA had net operating losses of approximately $2,491,000 that expire 20 years from when incurred.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  Revenue is generated through the sale of gold and silver ore and is recognized upon acceptance of ore delivery from the smelter. During the years ended December 310, 2010 and 2009, LKA recognized $528,845 and $236,757 from the delivery of gold and silver ore from the Golden Wonder mine, respectively.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.

Fair Value of Financial Instruments (Continued)

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

m.

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

n.

Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2010, with no effect on previously reported net income or stockholder’s equity (deficit).

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

p.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.”  The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

p.

Long Lived Assets (Continued)

asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2010 or 2009.

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

Fixed assets and depreciation for the period are as follows:

December 31,
2010
Fixed assets:
Land	$376,442
Mining claims	12,137
Land improvements	121,846
Automobile	66,923
Mining equipment	124,976
Unamortized asset retirement obligation (Note 3)	98,027
Less: Accumulated depreciation	(183,083)
Total fixed assets	$617,268

Depreciation expense for the years ended December 31, 2010 and 2009 was $50,750 and $31,883, respectively.

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

December 31, 2010 and 2009

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

As of December 31, 2010 and 2009, LKA holds reclamation bonds totaling $113,120 in the name of the State of Colorado (the State) for both the Ute Ule and Golden Wonder mines.  These amounts are being held by the State until the mines are closed and reclamation activities begin.

Accretion expense on asset retirement obligations for the years ended December 31, 2010 and 2009 was $3,396 and $5,023, respectively.

NOTE 4 -

RELATED PARTY TRANSACTIONS

Notes Payable

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2010.  Accrued interest related to this note totaled $70,654 as of December 31, 2010.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2010.  Accrued interest related to this note totaled $9,096 as of December 31, 2010.

PanAmerican Capital Group, Inc.

On July 2, 2009, LKA issued a promissory note (the Note) to PanAmerican Capital Group, Inc. (PanAmerican), a related party company, in exchange for cash of $545,090.  The Note accrues interest at 10% per annum, is secured by a first charge over LKA mining property and claims in Hinsdale County, Colorado and is due in five installments, the first due the first business day of January 2010, with the remaining four due in three months intervals through January 2011.  The amount of the payments are to be determined as the higher of either (i) the value of 140 ounces of gold as determined by the closing spot price on the Commodity  Exchange, Inc. (COMEX) on the business day immediately preceding the installment due date, or (ii) one-fifth (1/5) of the total principal amount, together with accrued interest thereon.

During January 2010, LKA made a partial payment of $92,064 on the Note, of which $16,644 was applied against the derivative liability (see Note 7), $27,778 was applied against accrued interest and $47,642 was applied to principal.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 4 -

RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable (Continued)

PanAmerican Capital Group, Inc. (Continued)

LKA paid commissions and due diligence fees totaling $54,509 related to obtaining the funding.  Debt issue costs have been deferred and are being amortized over the life of the Note as interest expense.  Amortization of debt issuance costs was $36,537 and $17,972 for the years ended December 31, 2010 and 2009, respectively.

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

As a result of LKA’s failure to pay the required installment payment on August 15, 2010, 220,453 and 169,652 shares of LKA common stock were surrendered to PanAmerican with a fair value of $358,897.  The fair value of these shares was recorded as debt default expense for the year ended December 31, 2010.

To-date, PanAmerican has not made any demands on the past due installments and LKA continues to pursue a resolution with the debt holder. As a result of the Waiver Agreement and default on its payment due October 5, 2010, LKA reclassified a total of $184,590 in accrued derivative liability related to the past due Note payments to the original $436,072 note principal and accrued $80,594 in interest payable, at a rate of 2% per month, for the period from the date of the Waiver Agreement and October 5, 2010 due date through December 31, 2010.  Total accrued interest on the Waiver Agreement and past due note balance was $74,560 and $21,744 at December 31, 2010 and 2009, respectively.

The remaining future Note installment payment of $109,018 due January 4, 2011 continues to accrue interest at 10% per annum.  Accrued interest on this installment payment totaled $16,338 and $5,436 at December 31, 2010 and 2009, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 4 -

RELATED PARTY TRANSACTIONS (CONTINUED)

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2010 and 2009, LKA owes Abraham & Co $13,500 and $0 on this obligation, respectively.

Accounts Payable

At December 31, 2010 and 2009, LKA owes $1,247 and $4,715, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.

Stock Options

On December 28, 2007, LKA’s board of directors authorized the issuance of options to purchase 1,000,000 shares of LKA’s common stock to an officer and shareholder for services previously rendered. The options have an exercise price of $0.40 per share, and have a five-year term from the date of grant (See Note 9).

NOTE 5 -

SIGNIFICANT EVENTS

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

In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.  During the year ended December 31, 2010, LKA paid Coal Creek $226,708.40 for Mine Operator Services and accrued an additional $123,931 in remaining reimbursable expense related to ore shipments.

NOTE 6 -

NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that LKA does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis (“EE/CA”) report on the Ute-Ule and the neighboring public lands. The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 6 -

NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION (CONTINUED)

overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of December 31, 2010, LKA and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

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

The fair market value of the embedded derivative liability was determined using level 1 inputs by applying observable quoted market prices of gold futures on the COMEX market for instruments that settle on or near the related debt payments, multiplying the quoted prices by the underlying number of troy ounces of gold at each repayment date and subtracting the otherwise required cash payment of the underlying note.  During the years ended December 31, 2010 and 2009, LKA recorded a loss from derivative liability of $99,369 and $169,692, respectively.

The fair market value of LKA’s derivative liability at December 31, 2009 and 2010 is as follows:

Derivative liability at December 31, 2009	$169,692
Repayment in cash	(16,644)
Loss on mark-to-market	99,369
Reclassification to notes payable – related party	(184,591)
Derivative liability at December 31, 2010	$67,826

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 9 -

STOCK-BASED COMPENSATION (CONTINUED)

Common Stock (Continued)

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

On August 15, 2010, as a result of LKA’s failure to pay the required installment payment on August 15, 2010, LKA issued 220,453 and 169,652 shares of LKA common stock to PanAmerican with a fair value of $358,897, or $0.92 per share.  The fair value of these shares was recorded as debt default expense.

On August 31, 2010, LKA sold 10,000 shares of its common stock for $5,000, or $0.50 per share.

Common Stock Options

On December 28, 2007, LKA granted an option to its President to purchase 1,000,000 shares of LKA’s common stock at an exercise price of $0.40 per share, exercisable for five years from the date of grant (the “2007 Options”).  The resulting fair value estimate, net of tax, totaled $415,092. This amount was recorded as a current period expense during the fourth quarter of 2007.

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2010 and 2009:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2008	1,000,000	$0.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2009	1,000,000	$0.40
Granted	-	-
Exercised	-	-
Expired	-	-
Options exercisable at December 31, 2010	1,000,000	$0.40

The aggregate intrinsic value of stock options was $510,000 at December 31, 2010.

Common Stock Warrants

During May 2009, LKA granted fully vested warrants to purchase 400,000 share of its common stock for 18 months at $1.00 per share as advisory fees.  The warrants were valued at $140,898 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.40
Exercise price	$1.00
Expected time to exercise	1.5 years
Risk free interest rate	0.71%
Volatility	288.01%
Expected forfeiture rate	0.00%

The aggregate intrinsic value of stock warrants was $0 at December 31, 2010.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 9 -

STOCK-BASED COMPENSATION (CONTINUED)

Common Stock Warrants (Continued)

During December 2010, LKA granted fully vested warrants to purchase 84,000 share of its common stock for 36 months at $0.93 per share as debt offering costs related to the issuance of convertible notes payable (see Note 10). The warrants were valued at $28,137 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.85
Exercise price	$0.93
Expected time to exercise	3 years
Risk free interest rate	0.80%
Volatility	192.45%
Expected forfeiture rate	0.00%

The following table summarizes the warrants outstanding and associated activity for the years ended December 31, 2010 and 2009:

	Number of Warrants	Weighted Average Price
Warrants outstanding at December 31, 2008	-	$-
Granted	400,000	1.00
Exercised	-	-
Forfeited	-	-
Warrants outstanding at December 31, 2009	400,000	$1.00
Granted	84,000	0.93
Exercised	-	-
Expired	-	-
Warrants exercisable at December 31, 2010	484,000	$0.99

NOTE 10 -

NOTES AND CONVERTIBLE NOTES PAYABLE

During December 2010, LKA issued a convertible note payable for cash of $150,000.  The convertible note accrues interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011, or $7,500 in interest and $10,500 in commission expense.  The convertible note is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  Due to the contingent nature of the conversion price, no beneficial conversion feature was ascribed to the conversion feature.  Accrued interest on the convertible note totaled $2,466 at December 31, 2010.

During December 2010, LKA issued a convertible note payable and warrants to purchase 84,000 shares of LKA common stock for cash of $50,000.  Accordingly, the total proceed received of $50,000 was allocated to debt and equity based on their relative fair values of $21,863 and $28,137, respectively.  The convertible note accrues interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011, or $2,500 in interest and $3,500 in commission expense.  The convertible note is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  Due to the contingent nature of the conversion price, no beneficial conversion feature was ascribed to the conversion feature.  Accrued interest on the convertible note totaled $2,466 at December 31, 2010.  Debt offering costs as a result of the issuance of attached warrants of $3,974 were recognized during the year ending December 31, 2010.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 10 -

NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Notes and convertible notes payable consisted of the following at December 31:

2010

                    2009

Note payable to an individual, 12% interest

per annum, unsecured, due upon demand

$

10,000

  $

10,000

Note payable to related parties, 10% interest per

annum, unsecured, due upon demand (Note 4)

62,803

62,803

Note payable to a related company, 24% interest per

annum, secured by asset of LKA, due upon demand (Note 4)

573,020

-

Note payable to a related company, 10% interest per

annum, secured by asset of LKA, due January 4, 2011

(Note 4)

109,018

545,090

Convertible note payable to a company, 10% interest

per annum, 14% commission rate per annum, unsecured,

principal, interest and commissions totaling $56,000 due on

or before June 1, 2010

25,837

-

Convertible note payable to a company, 10% interest

per annum, 14% commission rate per annum, unsecured,

principal, interest and commissions totaling $168,000 due on or before June 1, 2010

150,000

-

Total Notes and Convertible Notes Payable

$

930,678

  $

617,893

Maturities on notes and convertible notes payable are as follows:

Year ended December 31:

2011

                                $

930,678

2012

-

2013

-

2014

-

2015

-

Total

$              930,678

NOTE 11 -

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 11 -

GOING CONCERN (CONTINUED)

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

In order to support continued operation of the mine, LKA has entered into several financing transactions during the year ended December 31, 2010 (see Notes 4 and 9).  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

NOTE 12 -

SUBSEQUENT EVENTS

During February 2011, LKA entered into a consulting agreement for investor and public relations services.  As a result of this agreement, LKA was required to issue 50,000 shares of its fully vested common stock.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2010, our internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2010 fiscal year, there were no changes in our internal control over financial reporting.

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

Background and Business Experience

Kye Abraham, President, Chairman of the Board Mr. Abraham is 52 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered FINRA broker/dealer. Mr. Abraham is also the Managing Partner of Caldera.

Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 53, and, until recently was employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991.  She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2010, the following were filed timely:

Name	Type	Filed
Kye A. Abraham	Form 4	November 24, 2010

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the calendar year ended December 31, 2010, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/10 12/31/09 12/31/08	$138,000 $138,000 $141,000	$ $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$138,000 $138,000 $141,000
Nannette Abraham Sec./Treas Director	12/31/10 12/31/09 12/31/08	$12,000 $12,000 $12,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$12,000 $12,000 $12,000

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

(1)  Effective December 28, 2007, our Board of Directors resolved to grant to Mr. Abraham an option to purchase up to 1,000,000 “unregistered” and “restricted” shares of our common stock at a price of $0.40 per share, exercisable for five years.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	8,516,228(1)	52%(2)

(1) Consists of 946,792 shares that are held directly by Mr. And Ms. Abraham and 6,434,042 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director and 135,394 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.   This figure also includes 1,000,000 shares underlying options to purchase shares of our common stock at $0.40 per share.

(2) Based on a total of 16,450,422 shares outstanding, which includes 1,000,000 shares underlying options to purchase our common stock at $0.40 per share.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of March 22, 2011:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	8,516,228(1)	52% (2)
Common Stock	Nanette Abraham	(3)

(1) Consists of 946,792 shares that are held directly by Mr. And Ms. Abraham and 6,434,042 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director and 135,394 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.   This figure also includes 1,000,000 shares underlying options to purchase shares of our common stock at $0.40 per share.

(2) Based on a total of 16,450,422 shares outstanding, which includes 1,000,000 shares underlying options to purchase our common stock at $0.40 per share.

(3) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 8,516,228 shares that Mr. Abraham beneficially owns.

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

•

LKA must pay all amounts payable in respect of the installment payments otherwise due under the Note on January 4, 2010, April 5, 2010 and July 5, 2010 to PanAmerican on or before August 15, 2010;

•

on or before August 15, 2010, LKA must pay to PanAmerican, in addition to the amounts otherwise payable under subsection (a) above, an amount equal to 2% per month of any unpaid installment payments, calculated with respect to any such unpaid installment payment, from the date such installment payment was otherwise due; and

•

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

As a result of LKA’s failure to pay the required installment payment on August 15, 2010, 220,453 and 169,652 shares of LKA common stock were surrendered to PanAmerican with a fair value of $358,897.  The fair value of these shares was recorded as debt deferment expense for the year ended December 31, 2010.

To-date, PanAmerican has not declared LKA to be in default and has not made any demands on the past due installments. LKA continues to pursue a resolution of this matter with PanAmerica. As a result of the Waiver Agreement and failure to make its payment due October 5, 2010, LKA reclassified a total of $184,590 in accrued derivative liability related to the past due Note payments to note principal and accrued $80,594 in interest payable, at a rate of 2% per month, for the period from the date of the Waiver Agreement and October 5, 2010 due date through December 31, 2010.  Total accrued interest on the Waiver Agreement and past due note balance was $74,560 and $21,744 at December 31, 2010 and 2009, respectively.

The remaining future Note installment payment of $109,018 due January 4, 2011 continues to accrue interest at 10% per annum.  Accrued interest on this installment payment totaled $16,338 and $5,436 at December 31, 2010 and 2009, respectively.

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2010.  Accrued interest related to this note totaled $70,654 as of December 31, 2010.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2010.  Accrued interest related to this note totaled $9,096 as of December 31, 2010.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

LKA has no parents, except to the extent that Mr. Abraham may be deemed to be its parent by virtue of his beneficial ownership of approximately 52% of its currently outstanding shares.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$20,000	$20,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$20,000	$20,000

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2010 contained in Item 8 above which are incorporated herein by this reference.

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

LKA INTERNATIONAL, INC.

Date:	March 31, 2010	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA INTERNATIONAL, INC.

Date:	March 31, 2010	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	March 31, 2010	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director