Form 10-Q
period 2011-03-31
LKA INTERNATIONAL INC /DE/
filed 2011-05-13
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 9, 2011 – 15,525,603 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

March 31, 2011		December 31, 2010
CURRENT ASSETS:
Cash	$1,236	$20,084
Accounts receivable	136,736	89,384
Prepaid expenses	7,373	14,341

Total Current Assets	145,345	123,809

FIXED ASSETS
Land, equipment and mining claims	800,351	800,351
Accumulated deprecation	(195,770)	(183,083)

Total Fixed Assets, Net of Accumulated Depreciation	604,581	617,268

OTHER NON-CURRENT ASSETS
Reclamation Bonds	113,120	113,120

Total Other Non-Current Assets	113,120	113,120

TOTAL ASSETS	$863,046	$854,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	March 31, 2011	December 31, 2010
CURRENT LIABILITIES
Accounts Payable	$294,395	$179,923
Accounts payable – related party	43,878	14,247
Note payable	185,837	185,837
Notes payable - related party	829,124	744,841
Accrued interest	15,444	3,288
Accrued interest payable - related party	201,860	170,648
Accrued wages	94,267	61,335
Derivative liability	-	67,826

Total Current Liabilities	1,664,805	1,427,945

NON-CURRENT LIABILITIES
Asset retirement obligation	116,420	115,507

Total Non-Current Liabilities	116,420	115,507

Total Liabilities	1,781,225	1,543,452

Commitments and Contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,460,603 and 15,390,603 shares issued and 15,373,356 and 15,303,356 shares, outstanding, respectively	15,461	15,391
Additional paid-in capital	8,290,524	8,239,494
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(9,137,472)	(8,857,448)

Total Stockholders' Equity (Deficit)	(918,179)	(689,255)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)	$863,046	$854,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

REVENUES
Sales - precious metals	$136,736	$96,133

OPERATING EXPENSES
General and administrative	46,587	50,321
Exploration, development and related costs	175,179	72,089
Royalty expense	11,551	-
Officer salaries and bonus	37,500	37,500
Professional and consulting	85,262	23,192
Total Operating Expenses	356,079	183,102
OPERATING LOSS	(219,343)	(86,969)

OTHER INCOME (EXPENSE)
Loss on derivative	-	(33,464)
Interest expense	(60,681)	(23,321)
Interest income	-	27
Unrealized gain (loss) on securities	-	(4)
Total Other Income (Expense)	(60,681)	(56,762)

NET LOSS	$(280,024)	$(143,731)
BASIC NET LOSS PER SHARE	$(0.02)	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,423,159	14,990,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(280,024)	$(143,731)
Items to reconcile net income to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	913	849
Depreciation and amortization	12,687	12,688
Common stock issued for services	51,100	-
Unrealized (gain) loss on investments	-	5
Loss on derivative	-	33,464
Amortization of deferred debt issue costs	-	8,887
Changes in operating assets and liabilities
(Increase) in accounts receivable	(47,352)	-
Decrease in prepaid and other assets	6,968	2,643
Increase (Decrease) in accounts payable	144,103	(40,526)
Increase (decrease)in accrued expenses	92,757	(13,889)
Net Cash Provided (Used) by Operating Activities	(18,848)	(139,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(47,642)
Payments on derivative liability	-	(16,644)
Net Cash Used in Financing Activities	-	(64,286)

INCREASE (DECREASE) IN CASH	(18,848)	(203,896)

CASH AT BEGINNING OF PERIOD	20,084	213,405

CASH AT END OF PERIOD	$1,236	$9,509

CASH PAID FOR:
Interest	$300	$28,077
Income taxes	$-	$-
NON CASH TRANSACTIONS Reclassification of debt from long term debt to short term debt	$-	$109,018
Reclassification of derivative liability	$84,283	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

March 31, 2011

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA International, Inc. (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2011.  Accrued interest related to this note totaled $72,075 and $70,654 as of March 31, 2011 and December 31, 2010, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2011.  Accrued interest related to this note totaled $9,245 and $9,096 as of March 31, 2011 and December 31, 2010, respectively.

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

During January 2010, LKA made a partial payment of $92,064 on the Note, of which $16,644 was applied against the derivative liability, $27,778 was applied against accrued interest and $47,642 was applied to principal.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

March 31, 2011

NOTE 2 -

RELATED PARTY TRANSACTIONS (CONTINUED)

PanAmerican Capital Group (Continued)

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

LKA failed to make the required final note installment payment due January 4, 2011.  To-date, PanAmerican has not made any demands on the past due installments and LKA continues to pursue a resolution with the debt holder. As a result of the Waiver Agreement and payment defaults, LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal and has accrued $120,540 in interest payable, at a rate of 2% per month, for the period from the dates of note defaults through March 31, 2011.  Total accrued interest on the Waiver Agreement and past due note balance was $120,540 and $74,560 at March 31, 2011 and December 31, 2010, respectively.  Interest expense on the Note totaled $45,980 for the three months ended March 31, 2011.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $18,000 and $13,500 in past due amounts as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, LKA owes an officer and shareholder $25,878 and $747, respectively, for expenses paid on behalf of LKA.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

March 31, 2011

NOTE 3 -

SIGNIFICANT EVENTS

Precious Metals Sales

During March 2011, LKA delivered a total of approximately 110.1 dry short tons of precious metals ore for processing estimated at a value of $136,736.  LKA received a provisional advanced payment on the delivery of $63,036 in April 2011 and estimates and additional $73,700 upon final settlement of the ore processing in May 2011.

Common Stock

During February 2011, LKA entered into a consulting agreement for investor and public relations services. As a result of this agreement, LKA issued 50,000 shares of its fully vested common stock.  LKA recorded $37,500 in consulting expense, or $0.75 per share.

During March 2010, LKA issued 20,000 share of its common stock to a consultant for services rendered.  LKA recorded $13,600 in consulting expense, or $0.68 per share.

Derivative Liability

As a result of the repayment terms of the Note with PanAmerican Capital Group, Inc. (see Note 2) being indexed to the closing spot price of gold on COMEX at each repayment date, the Note is considered to be a hybrid debt instrument with an embedded derivative liability.  Accordingly, the embedded derivative liability was required to be bifurcated from the debt host agreement and recorded as a liability at its fair value as of the consolidated balance sheet dates.  The changes in fair value of the liability have been recorded as current period gains or losses in the consolidated statement of operations.

The fair market value of the embedded derivative liability was determined by applying quoted market prices of gold futures on the COMEX market for instruments that settle on or near the related debt payments, multiplying the quoted prices by the underlying number of troy ounces of gold at each repayment date and subtracting the otherwise required cash payment of the underlying note.

During the three months ending March 31, 2011, LKA failed to make the final required payment on the derivative liability at January 4, 2011 and reclassified the remaining $84,283 balance of the liability and related accrued interest to a related party note payable (see Note 2).

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

March 31, 2011

NOTE 4 -

GOING CONCERN (CONTINUED)

In order to support continued operation of the mine, LKA entered into several financing transactions during the year ended December 31, 2010 and plans on raising additional funding during 2011 to support the continued exploration and development of the Golden Wonder mine.  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

NOTE 5 -

SUBSEQUENT EVENTS

During April 2011, LKA issued a consultant 50,000 shares of its common stock for services rendered and recognized $28,000 in expense, or $0.56 per share.

During April 2011, LKA issued a consultant 15,000 shares of its common stock for services rendered and recognized $4,650 in expense, or $0.31 per share.

During April 2011, LKA entered into an interim consulting agreement with Francois Veins to act as a special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As part of the consulting agreement, Mr. Veins is to be paid consulting fees for any work done on projects pre-approved by the LKA board of directors.  An initial incentive compensation for his services, LKA agreed to issues Mr. Veins warrants to purchase up to 500,000 shares of LKA stock in three tranches on a three-year vesting schedule as follows:

Warrant I for 200,000 shares exercisable at $0.80 per share, to be issued as of May 1, 2011.

Warrant II for 150,0000 shares exercisable at $1.20 per share, to be issued one year later, or May 1, 2012.

Warrant III for 150,0000 shares exercisable at $1.80 per share, to be issued one year later, or May 1, 2013.

Each warrant will have a term of two and one-half years.  In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $3.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant. Such redemption notification shall be provided to warrant holders 20 days prior to redemption upon which Investors may exercise warrants.

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

Results of Operations

For The Three Months Ended March 31, 2011 Compared to The Three Months Ended March 31, 2010.

During the quarterly period ended March 31, 2011, we received $136,736 from gold ore sales vs. $96,133 in the year ago period ended March 31, 2010. This reduction in gold (ore) sales during the prior-year period was due to the Company’s emphasis, at that time, on underground drilling and reduced mining activity. Currently, mining (exploratory) and related operations have resumed to normal and expected levels.

Operating expenses increased substantially from $183,102 in the quarterly period ended March 31, 2010, to $356,079 in the current quarter.  This increase was mainly due to a $103,090 increase in exploration, development and related costs for the Golden Wonder Mine as wells as a $58,718 increase in management advisory fees mainly as a result of granting common stock for services valued at $51,100.  Exploration, development and related costs increased to $175,179 in the quarter ended March 31, 2011, from $72,089 in the year-ago quarter.  Professional fees increased substantially to $85,262 in the three months ended March 31, 2011, compared to $23,192 in the 2010 period.  General and administrative expenses decreased slightly to $46,587 from $50,321 in the quarterly periods ended 2011 and 2010, respectively.  Royalty expenses increased from $0 in the quarterly period ended March 31, 2010, to $11,551 in the quarterly period ended March 31, 2011.  Officer salaries and bonus remained $37,500 in both of these three month periods.  We realized an operating loss of $219,343 during the quarter ended March 31, 2011, as compared to operating loss of $86,969 in the comparable period in 2010.

We had a $33,464 loss on the booking of the derivative liability associated with the Pan America Note in the three months ended March 31, 2010 compared to $0 in the three months ended March 31, 2011.  Interest expense totaled $60,681 and $0 in the quarterly periods ended March 31, 2011, and 2010, respectively.  Interest income was $0 in the three months ended March 31, 2011, and $27 in the three months ended March 31, 2010.  We had $4 in unrealized loss on securities in the quarter ended March 31, 2010, compared to $0 in the quarter ended March 31, 2011.

Net loss totaled $280,024, or $0.02 per share in the three months ended March 31, 2011, compared to $143,731, or $0.01 per share in the three months ended March 31, 2010.

Liquidity

Current assets at March 31, 2011, totaled $145,345.  As of that date, we had $1,236 in cash, as compared to $20,084 at December 31, 2010.

During the three months ended March 31, 2011, our operating activities used net cash of $18,848.  In the comparable 2010 period, by contrast, operating activities used net cash of $139,610.  Investing activities had no effect on our cash flows in the three months ended March 31, 2011, or the three months ended March 31, 2010.  Cash used by financing activities totaled $0 in the three months ended March 31, 2011, with $203,896 used by financing activities during the three months ended March 31, 2010.

At March 31, 2011, the Company had a working capital deficit of $1,519,460, as compared to working capital deficit of $1,304,136 at December 31, 2010.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2011, LKA entered into a consulting agreement for investor and public relations services. As a result of this agreement, LKA issued 50,000 shares of its fully vested common stock.  LKA recorded $37,500 in consulting expense, or $0.75 per share.

During March 2010, LKA issued 20,000 share of its common stock to a consultant for services rendered.  LKA recorded $13,600 in consulting expense, or $0.68 per share.

Item 3. Defaults Upon Senior Securities.

LKA failed to make the required final note installment payment due to PanAmerican Capital Group, Inc., on January 4, 2011. To-date, PanAmerican has not made any demands on the past due installments and LKA continues to pursue a resolution with the debt holder. As a result of the Waiver Agreement executed with PanAmerican on June 10, 2010, and payment defaults, LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal and has accrued $120,540 in interest payable, at a rate of 2% per month, for the period from the dates of note defaults through March 31, 2011.  Total accrued interest on the Waiver Agreement and past due note balance was $120,540 and $74,560 at March 31, 2011 and December 31, 2010, respectively.  Interest expense on the Note totaled $45,980 for the three months ended March 31, 2011.

Item 4. (Removed and Reserved).

Item 5. Other Information.

During April 2011, LKA issued a consultant 50,000 shares of its common stock for services rendered and recognized $28,000 in expense, or $0.56 per share.

During April 2011, LKA issued a consultant 15,000 shares of its common stock for services rendered and recognized $4,650 in expense, or $0.31 per share.

During April 2011, LKA entered into an interim consulting agreement with Francois Veins to act as a special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As part of the consulting agreement, Mr. Veins is to be paid consulting fees for any work done on projects pre-approved by the LKA board of directors.  An initial incentive compensation for his services, LKA agreed to issues Mr. Veins warrants to purchase up to 500,000 shares of LKA stock in three tranches on a three-year vesting schedule as follows:

Warrant I for 200,000 shares exercisable at $0.80 per share, to be issued as of May 1, 2011.

Warrant II for 150,0000 shares exercisable at $1.20 per share, to be issued one year later, or May 1, 2012.

Warrant III for 150,0000 shares exercisable at $1.80 per share, to be issued one year later, or May 1, 2013.

Each warrant will have a term of two and one-half years.  In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $3.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant. Such redemption notification shall be provided to warrant holders 20 days prior to redemption upon which Investors may exercise warrants.

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

LKA INTERNATIONAL, INC.

Date:	May 13, 2011	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 13, 2011	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director