Form 10-Q
period 2011-06-30
LKA INTERNATIONAL INC /DE/
filed 2011-08-15
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 12, 2011 – 15,438,356 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of LKA International, Inc., a Delaware corporation (the “Registrant,” the “Company” or “LKA”) required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

June 30, 2011		December 31, 2010
CURRENT ASSETS:
Cash	$3,452	$20,084
Accounts receivable	104,606	89,384
Prepaid expenses	3,604	14,341

Total Current Assets	111,662	123,809

FIXED ASSETS
Land, equipment and mining claims	800,351	800,351
Accumulated deprecation	(199,858)	(183,083)

Total Fixed Assets, Net of Accumulated Depreciation	600,493	617,268

OTHER NON-CURRENT ASSETS
Reclamation Bonds	123,597	113,120

Total Other Non-Current Assets	123,597	113,120

TOTAL ASSETS	$835,752	$854,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	June 30, 2011	December 31, 2010
CURRENT LIABILITIES
Accounts Payable	$341,319	$179,923
Accounts payable – related party	61,476	14,247
Note payable	234,000	185,837
Notes payable - related party	829,124	744,841
Accrued interest	2,670	3,288
Accrued interest payable - related party	249,409	170,648
Accrued wages	129,087	61,335
Derivative liability	-	67,826

Total Current Liabilities	1,847,085	1,427,945

NON-CURRENT LIABILITIES
Asset retirement obligation	117,333	115,507

Total Non-Current Liabilities	117,333	115,507

Total Liabilities	1,964,418	1,543,452

Commitments and Contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,525,603 and 15,390,603 shares issued and 15,438,356 and 15,303,356 shares, outstanding, respectively	15,526	15,391
Additional paid-in capital	8,430,921	8,239,494
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(9,488,421)	(8,857,448)

Total Stockholders' Equity (Deficit)	(1,128,666)	(689,255)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)	$835,752	$854,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Sales - precious metals	$150,786	$129,520	$287,522	$225,653

OPERATING EXPENSES
Exploration, development and related costs	$174,568	$27,861	$349,747	$99,950
Professional fees	169,957	10,679	255,219	33,871
General and administrative	30,396	43,148	76,983	93,469
Royalty expense	5,489	12,393	17,040	12,393
Officer salaries and bonus	37,500	37,500	75,000	75,000
Total Operating Expenses	417,910	131,581	773,989	314,683
OPERATING LOSS	(267,124)	(2,061)	(486,467)	(89,030)

OTHER INCOME (EXPENSE)
Loss on derivative	-	(31,620)	-	(65,084)
Interest expense	(83,825)	(40,366)	(144,506)	(63,687)
Interest income	-	-	-	27
Unrealized gain (loss) on securities	-	(8)	-	(12)
Total Other Income (Expense)	(83,825)	(71,994)	(144,506)	(128,756)
NET LOSS	$(350,949)	$(74,055)	$(630,973)	$(217,786)

BASIC NET LOSS PER COMMON SHARE	$(0.02)	$(0.00)	$(0.04)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,509,394	14,490,498	15,466,515	14,990,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(630,973)	$(217,786)
Items to reconcile net income to net cash used by operating activities:
Accretion of asset retirement obligation	1,826	1,698
Depreciation and amortization	16,775	25,375
Common stock issued for services	83,750	-
Common stock warrants issued for services	107,812	-
Unrealized (gain) loss on investments	-	12
Loss on derivative	-	65,084
Amortization of deferred debt issue costs	-	17,873
Changes in operating assets and liabilities
Increase in accounts receivable	(15,222)	-
(Increase) decrease in prepaid and other assets	260	(493)
Increase (Decrease) in accounts payable	208,625	(65,882)
Increase in accrued expenses	210,515	28,827
Net Cash Used by Operating Activities	(16,632)	(145,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(47,642)
Payments on derivative liability	-	(16,644)
Net Cash Used in Financing Activities	-	(64,286)

INCREASE (DECREASE) IN CASH	(16,632)	(209,578)

CASH AT BEGINNING OF PERIOD	20,084	213,405

CASH AT END OF PERIOD	$3,452	$3,827

CASH PAID FOR:
Interest	$600	$28,377
Income taxes	$-	$-
NON CASH TRANSACTIONS Reclassification of debt from long term debt to short term debt	$-	$109,018
Reclassification of derivative liability	$84,283	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2011

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA International, Inc. (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended June 30, 2011.  Accrued interest related to this note totaled $73,496 and $70,654 as of June 30, 2011 and December 31, 2010, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended June 30, 2011.  Accrued interest related to this note totaled $9,394 and $9,096 as of June 30, 2011 and December 31, 2010, respectively.

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

June 30, 2011

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

LKA failed to make the required final note installment payment due January 4, 2011.  To-date, PanAmerican has not made any demands on the past due installments and LKA continues to pursue a resolution with the debt holder. As a result of the Waiver Agreement and payment defaults, LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal and has accrued $120,540 in interest payable, at a rate of 2% per month, for the period from the dates of note defaults through June 30, 2011.  Total accrued interest on the Waiver Agreement and past due note balance was $166,519 and $74,560 at June 30, 2011 and December 31, 2010, respectively.  Interest expense on the Note totaled $91,959 for the six months ended June 30, 2011.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $22,500 and $13,500 in past due amounts as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, LKA owes an officer and shareholder $28,976 and $747, respectively, for expenses paid on behalf of LKA.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2011

NOTE 3 -

SIGNIFICANT EVENTS

Precious Metals Sales

During March 2011, LKA delivered a total of 110.1 dry short tons of precious metals ore valued at $136,736.

During May 2011, LKA delivered a total of approximately 12.4 dry short tons of precious metals ore for a net value of $46,150.

During June 2011, LKA delivered a total of approximately 88.0 dry short tons of precious metals ore for processing estimated at a value of $143,831.  LKA received a provisional advanced payment on the delivery of $39,225 in June 2011 and estimates and additional $104,606 upon final settlement of the ore processing in September 2011.

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

Common Stock Warrants

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

Each warrant will have a term of two and one-half years.  In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $3.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2011

NOTE 3 -

SIGNIFICANT EVENTS (CONTINUED)

Common Stock Warrants (Continued)

Warrants at $0.001 per warrant. Such redemption notification shall be provided to warrant holders 20 days prior to redemption upon which Investors may exercise warrants.

                        In accordance with the interim consulting agreement discussed above, on May 1, 2011, LKA granted 200,000 warrants to acquire shares of common stock at any time at an exercise price of $0.80 per share for a period of two and one half years.  The fair market value of the warrants was estimated at $107,812, or $0.54 per share,

                       using the Black-Scholes option pricing model under the following assumptions:

                                                   Risk free interest rate                                                  0.69%

                                                   Expected volatility                                                     164.9%

                                                   Dividend yields                                                           0.00%

                                                   Expected life                                                            2.5 years

                                                   Expected forfeitures                                                    0.00%

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

During the six months ending June 30, 2011, LKA failed to make the final required payment on the derivative liability at January 4, 2011 and reclassified the remaining $84,283 balance of the liability and related accrued interest to a related party note payable (see Note 2).

Notes Payable

During December 2010, LKA issued a convertible note payable for cash of $150,000.  The convertible note accrued interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011 and  is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  During June 2011, the convertible note payable became past due and pursuant to the terms of the note, the to-date interest and commission  expense of $18,000 as of June  1, 2011 was reclassified to note principle and the total then began to accrue interest at 15% per annum.   Accrued interest on the convertible note totaled $2,002 and $2,466 at June 30, 2011 and December 31, 2010, respectively.

During December 2010, LKA issued a convertible note payable for cash of $50,000.  The convertible note accrued interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011 and is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  During June 2011, the convertible note payable became past due and pursuant to the terms of the note, the to-date interest and commission  expense of $6,000 as of June  1, 2011 was reclassified to note principle and the total then began to accrue interest at 15% per annum.   Accrued interest on the convertible note totaled $667 and $822 at June 30, 2011 and December 31, 2010, respectively. Debt offering costs of $24,163 were recognized during the six months ending June 30, 2011.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2011

NOTE 4 -

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

Results of Operations

For The Three Months Ended June 30, 2011 Compared to The Three Months Ended June 30, 2010.

During the quarterly period ended June 30, 2011, we received $150,786 from gold ore sales vs. $129,520 in period ended June 30, 2010. This increase in sales was due to the Company’s shift in emphasis, from a focus on underground drilling and reduced mining activity in the year-ago period to a re-emphasis on mining activity in the 2011 period.  Currently, mining (exploratory) and related operations have resumed to normal and expected levels.

Operating expenses increased substantially from $131,581 in the quarterly period ended June 30, 2010, to $417,910 in the current quarter.  This increase was mainly due to a $146,707 increase in exploration, development and related costs for the Golden Wonder Mine as wells as a $159,278 increase in professional fees  mainly as a result of granting common stock for services valued at $32,650 and common stock warrants for services valued at $107,812.  Exploration, development and related costs increased to $174,568 in the quarter ended June 30, 2011, from $27,861 in the year-ago quarter.  Professional fees increased substantially to $169,957 in the three months ended June 30, 2011, compared to $10,679 in the 2010 period. General and administrative expenses decreased to $30,396 from $43,148 in the quarterly periods ended 2011 and 2010, respectively.  Royalty expenses decreased from $12,393 in the quarterly period ended June 30, 2010, to $5,489 in the quarterly period ended June 30, 2011.  Officer salaries remained $37,500 in both of these three month periods.  We realized an operating loss of $267,124 during the quarter ended June 30, 2011, as compared to operating loss of $2,061 in the comparable period in 2010.

We had a $31,620 loss on the booking of the derivative liability associated with the Pan America Note in the three months ended June 30, 2010 compared to $0 in the three months ended June 30, 2011.  Interest expense totaled $83,825 and $40,366 in the quarterly periods ended June 30, 2011, and 2010, respectively.  Interest income was $0 in the three months ended June 30, 2011, and $0 in the three months ended June 30, 2010.  We had $8 in unrealized loss on securities in the quarter ended June 30, 2010, compared to $0 in the quarter ended June 30, 2011.

Net loss totaled $350,949, or $0.02 per share, in the three months ended June 30, 2011, compared to $74,055, or $0.00 per share, in the three months ended June 30, 2010.

For The Six Months Ended June 30, 2011 Compared to The Six Months Ended June 30, 2010.

During the six months ended June 30, 2011, we received $287,522 from gold ore sales vs. $225,653 in the year ago period ended June 30, 2010. As with the quarter-over-quarter increase, this increase in sales during the six-month period was due to the Company’s shift in emphasis, from underground drilling and reduced mining activity, to a resumption of larger scale, albeit exploratory, mining operations. Currently, mining (exploratory) and related operations have resumed to normal and expected levels.  Ore reserves required for commercial levels of production have yet to be established.

Operating expenses increased substantially from $314,683 in the six months ended June 30, 2010, to $733,989 in the current six month period.  This increase was mainly due to a $249,797 increase in exploration, development and related costs for the Golden Wonder Mine as well as a $221,348 increase in professional fees mainly as a result of granting common stock for services valued at $83,750 and common stock warrants for services valued at $107,812.  Exploration, development and related costs increased to $349,747 in the six months ended June 30, 2011, from $99,950 in the year-ago period.  Professional fees increased substantially to $255,219 in the six months ended June 30, 2011, compared to $33,871 in the 2010 period. General and administrative expenses decreased to $76,983 from $93,469 in the six months ended 2011 and 2010, respectively. Royalty expenses increased from $12,393 in the six months ended June 30, 2010, to $17,040 in the six months ended June 30, 2011.  Officer salaries and bonus remained $75,000 in both of these six month periods.  We realized an operating loss of $486,467 during the six months ended June 30, 2011, as compared to operating loss of $89,030 in the comparable period in 2010.

We incurred a $65,084 loss on the booking of the derivative liability associated with the Pan America Note in the six months ended June 30, 2010, compared to $0 in the six months ended June 30, 2011.  Interest expense totaled $144,506 and $63,687 in the six months ended June 30, 2011, and 2010, respectively.  Interest income was $0 in the six months ended June 30, 2011, and $27 in the six months ended June 30, 2010.  We had $12 in unrealized loss on securities in the six months ended June 30, 2010, compared to $0 in the six months ended June 30, 2011.

Net loss totaled $630,937, or $0.04 per share, in the six months ended June 30, 2011, compared to $217,786, or $0.01 per share, in the six months ended June 30, 2010.

Liquidity

Current assets at June 30, 2011, totaled $111,662.  As of that date, we had $3,452 in cash, as compared to $20,084 at December 31, 2010.

During the six months ended June 30, 2011, our operating activities used net cash of $16,632.  In the comparable 2010 period, by contrast, operating activities used net cash of $145,292.  Investing activities had no effect on our cash flows in the six months ended June 30, 2011, or the six months ended June 30, 2010.  Cash used by financing activities totaled $0 in the six months ended June 30, 2011, with $64,286 used by financing activities during the six months ended June 30, 2010.

At June 30, 2011, the Company had a working capital deficit of $1,735,423, as compared to working capital deficit of $1,304,136 at December 31, 2010.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2011, LKA issued to Michael J. Hess 50,000 shares of its common stock for accounting services rendered and recognized $28,000 in expense, or $0.56 per share.

During April 2011, LKA issued a consultant 15,000 shares of its common stock for services rendered and recognized $4,650 in expense, or $0.31 per share.

On April 20, 2011, the Company’s Board of Directors resolved to grant to Francois Viens warrants to purchase a total of 500,000 shares of common stock on the following vesting schedule:

Warrant I for 200,000 shares exercisable at $0.80 per share, vested as of May 1, 2011;

Warrant II for 150,000 shares exercisable at $1.20 per share, to vest as of May 1, 2012;

Warrant III for 150,000 shares exercisable at $1.80 per share, to vest as of May 1, 2013.

Each warrant will be exercisable for a period of 2-1/2 years from its vesting date.  The warrants were granted as incentive compensation for the performance of Mr. Viens’ services as a special advisor to the Company’s Board of Directors.

Item 3. Defaults Upon Senior Securities.

LKA failed to make the required final note installment payment due January 4, 2011.  To-date, PanAmerican has not made any demands on the past due installments and LKA continues to pursue a resolution with the debt holder. As a result of the Waiver Agreement and payment defaults, LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal and has accrued $120,540 in interest payable, at a rate of 2% per month, for the period from the dates of note defaults through June 30, 2011.  Total accrued interest on the Waiver Agreement and past due note balance was $166,519 and $74,560 at June 30, 2011 and December 31, 2010, respectively.  Interest expense on the Note totaled $91,959 for the six months ended June 30, 2011.

On June 18, 2011, the Company received formal written notice from C.K. Cooper & Company, Inc., that C.K. Cooper considered the  Company’s convertible promissory notes in the principal amounts of $56,000 and $186,000 to be in default. On June 23, 2011, the Company filed a Current Report on Form 8-K with respect to this matter.

Item 4. (Removed and Reserved).

Item 5. Other Information.

During the quarterly period ended June 30, 2011, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification of Kye Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Nanette Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LKA INTERNATIONAL, INC.

Date:	August 15, 2011	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	August 15, 2011	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director