Form 10-Q
period 2011-09-30
LKA INTERNATIONAL INC /DE/
filed 2011-11-14
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 9, 2011 – 16,500,422 shares of common stock.

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

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

September 30, 2011		December 31, 2010
CURRENT ASSETS:
Cash	$89,478	$20,084
Accounts receivable	-	89,384
Prepaid expenses	3,023	14,341

Total Current Assets	92,501	123,809

FIXED ASSETS
Land, equipment and mining claims	800,351	800,351
Accumulated deprecation	(209,200)	(183,083)

Total Fixed Assets, Net of Accumulated Depreciation	591,151	617,268

OTHER NON-CURRENT ASSETS
Reclamation Bonds	123,597	113,120

Total Other Non-Current Assets	123,597	113,120

TOTAL ASSETS	$807,249	$854,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	September 30, 2011	December 31, 2010
CURRENT LIABILITIES
Accounts Payable	$175,314	$179,923
Accounts payable – related party	72,128	14,247
Note payable	234,000	185,837
Notes payable - related party	829,124	744,841
Accrued interest	11,139	3,288
Accrued interest payable - related party	296,958	170,648
Accrued wages	146,406	61,335
Derivative liability	-	67,826

Total Current Liabilities	1,765,069	1,427,945

NON-CURRENT LIABILITIES
Asset retirement obligation	118,246	115,507

Total Non-Current Liabilities	118,246	115,507

Total Liabilities	1,883,315	1,543,452

Commitments and Contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,560,603 and 15,390,603 shares issued and 15,473,356 and 15,303,356 shares, outstanding, respectively	15,561	15,391
Additional paid-in capital	8,442,436	8,239,494
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(9,447,371)	(8,857,448)

Total Stockholders' Equity (Deficit)	(1,076,066)	(689,255)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)	$807,249	$854,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Sales - precious metals	$364,286	$159,935	$651,808	$385,588

OPERATING EXPENSES
Exploration and related costs	151,197	103,118	500,944	203,068
Professional fees	10,804	5,375	266,023	39,247
General and administrative	48,604	42,507	125,587	135,976
Royalty expense	17,845	8,269	34,885	20,662
Officer salaries and bonus	37,500	37,500	112,500	112,500
Total Operating Expenses	265,950	196,769	1,039,939	511,453
OPERATING INCOME (LOSS)	98,336	(36,834)	(388,131)	(125,865)

OTHER INCOME (EXPENSE)
Loss on derivative	-	(17,304)	-	(82,388)
Debt default expense	-	(358,897)	-	(358,897)
Interest expense	(57,286)	(30,016)	(201,792)	(93,703)
Interest income	-	-	-	27
Unrealized gain (loss) on securities	-	7	-	(5)
Total Other Income (Expense)	(57,286)	(406,210)	(201,792)	(534,966)
NET INCOME (LOSS)	$41,050	$(443,044)	$(589,923)	$(660,831)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.03)	$(0.04)	$(0.04)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,472,777	15,192,290	15,490,530	15,057,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(589,923)	$(660,831)
Items to reconcile net loss to net cash used by operating activities:
Accretion of environmental remediation costs	2,739	2,547
Depreciation and amortization	26,117	38,063
Unrealized (gain) loss on investments	-	5
Realized (gain) on investments	-	25
Loss on derivative	-	82,388
Amortization of deferred debt issue costs	-	26,958
Common stock issued for services	203,112	-
Common Stock issued for debt default expense	-	358,897
Changes in operating assets and liabilities
Decrease in accounts receivable	89,384	-
Increase (decrease) in prepaid and other assets	841	(27,445)
(Increase) decrease in accounts payable	53,272	(43,882)
Increase in accrued expenses	283,852	86,653
Net Cash Provided (Used) by Operating Activities	69,394	(136,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(47,642)
Payments on derivative liability	-	(16,644)
Common stock issued for cash	-	5,000
Net Cash Provided by Financing Activities	-	(59,286)

INCREASE (DECREASE) IN CASH	69,394	(195,933)

CASH AT BEGINNING OF PERIOD	20,084	213,405

CASH AT END OF PERIOD	$89,478	$17,472

CASH PAID FOR:
Interest	$900	$28,677
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Reclassification of derivative liability	$84,283	$117,233
Reclassification of debt from long term debt to short term debt	$-	$109,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2011

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA International, Inc. (“LKA” or the “Company”) is currently engaged in efforts to expand mine exploration and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended September 30, 2011.  Accrued interest related to this note totaled $74,916 and $70,654 as of September 30, 2011 and December 31, 2010, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended September 30, 2011.  Accrued interest related to this note totaled $9,544 and $9,096 as of September 30, 2011 and December 31, 2010, respectively.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2011

NOTE 2 -

RELATED PARTY TRANSACTIONS (CONTINUED)

PanAmerican Capital Group (Continued)

Due to delays in mine exploration, PanAmerica agreed to allow LKA to defer a portion of the first installment payment due January 4, 2010. The second installment payment due April 5, 2010 and third installment due on July 5, 2010, were also deferred until August 15, 2010. In consideration for these payment deferrals LKA agreed to make certain additional interest payments and to provide additional collateral/security on any unpaid balances due as of August 15, 2010. LKA and PanAmerican entered into a Waiver Agreement on June 10, 2010 whereby PanAmerican waived its Enforcement Rights with respect to the delinquent payments on the Note in consideration for the following:

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

LKA failed to make the required final note installment payment due January 4, 2011.  To-date, PanAmerican has not made any demands on the past due installments and LKA continues to pursue a resolution with the debt holder. As a result of the Waiver Agreement and payment defaults, LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal and has accrued interest at a rate of 2% per month, for the period from the dates of note defaults through September 30, 2011.  Total accrued interest on the Waiver Agreement and past due note balance was $212,498 and $74,560 at September 30, 2011 and December 31, 2010, respectively.  Interest expense on the Note totaled $137,938 for the nine months ended September 30, 2011.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $26,500 and $13,500 in past due amounts as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, LKA owes an officer and shareholder $45,628 and $747, respectively, for expenses paid on behalf of LKA.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2011

NOTE 3 -

SIGNIFICANT EVENTS

Precious Metals Sales

During March 2011, LKA delivered a total of 110.1 dry short tons of precious metals ore valued at $136,766.

During May 2011, LKA delivered a total of approximately 12.4 dry short tons of precious metals ore for a net value of $46,150.

During June 2011, LKA delivered a total of approximately 88.0 dry short tons of precious metals ore for a net value of $143,831.

During August 2011, LKA delivered a total of approximately 88.5 dry short tons of precious metals ore for a net value of $325,061.

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

During August 2011, LKA issued a consultant 35,000 shares of its common stock for services rendered and recognized $11,550 in expense, or $0.33 per share.

Common Stock Warrants

During April 2011, LKA entered into an interim consulting agreement with Francois Viens to act as a special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As part of the consulting agreement, Mr. Viens is to be paid consulting fees for any work done on projects pre-approved by the LKA board of directors.  An initial incentive compensation for his services, LKA agreed to issues Mr. Viens warrants to purchase up to 500,000 shares of LKA stock in three tranches on a three-year vesting schedule as follows:

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2011

NOTE 3 -

SIGNIFICANT EVENTS (CONTINUED)

Common Stock Warrants (Continued)

In accordance with the interim consulting agreement discussed above, on May 1, 2011, LKA granted 200,000 warrants to acquire shares of common stock at any time at an exercise price of $0.80 per share for a period of two and one-half year.  The fair market value of the warrants was estimated at $107,812, or $0.54 per share, using the Black-Scholes option pricing model under the following assumptions:

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

During the nine months ending September 30, 2011, LKA failed to make the final required payment on the derivative liability at January 4, 2011 and reclassified the remaining $84,283 balance of the liability and related accrued interest to a related party note payable (see Note 2).

Notes Payable

During December 2010, LKA issued a convertible note payable for cash of $150,000.  The convertible note accrued interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011 and  is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  During June 2011, the convertible note payable became past due and pursuant to the terms of the note, the to-date interest and commission  expense of $18,000 as of June  1, 2011 was reclassified to note principle and the total then began to accrue interest at 15% per annum.   Accrued interest on the convertible note totaled $8,354 and $2,466 at September 30, 2011 and December 31, 2010, respectively.

During December 2010, LKA issued a convertible note payable for cash of $50,000.  The convertible note accrued interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011 and is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  During June 2011, the convertible note payable became past due and pursuant to the terms of the note, the to-date interest and commission  expense of $6,000 as of June  1, 2011 was reclassified to note principle and the total then began to accrue interest at 15% per annum.   Accrued interest on the convertible note totaled $2,785 and $822 at September 30, 2011 and December 31, 2010, respectively. Debt offering costs of $24,163 were recognized during the nine months ending September 30, 2011.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2011

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

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. During this evaluation period, sampling and analysis of exposed Viens yielded encouraging results and some precious metals revenues. While encouraging, no conclusion can be drawn at this time about the commercial viability of the mine and LKA continues to pursue potential third party operator or lease agreements for the property.

In order to support continued operation of the mine, LKA entered into several financing transactions during the year ended December 31, 2010 and plans on raising additional funding during 2011 to support the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

NOTE 5 -

SUBSEQUENT EVENTS

During October 2011, LKA engaged Newport Coast Securities, Inc. as its investment banker to explore financing opportunities for the Company and its Golden Wonder mining project.  As a result of this agreement, LKA agreed to issue Newport 350,000 shares of LKA common stock.

During October 2011, LKA issued its Chairman and CEO 500,000 shares of common stock and options to purchase up to 1,000,000 shares of LKA common stock at $0.50 per share for 3 years.  The shares and options were issued for services rendered related to the continued management and operation of the company.

During November 2011, LKA entered into a non-binding Letter of Intent with Premier Gold Mines, Ltd (Premier) to jointly conduct exploration at LKA's Golden Wonder mine. Under the terms of the arrangement, Premier will design and manage a $2 million, LKA funded, Phase I exploration program over a period not to exceed two years from commencement of field operations. Upon completion of Phase I, Premier will be entitled, but not obligated, to enter into a joint venture agreement with LKA and earn up to a 60% interest in the Golden Wonder by spending $15 million in mine exploration over an additional six-year period. Premier may accelerate the earn-in period at its option. If Premier elects to fund exploration beyond Phase I, it will be required to make certain payments (cash and stock) and reimbursements to LKA as part of its initial earn-in obligation.

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

Results of Operations

For The Three Months Ended September 30, 2011 Compared to The Three Months Ended September 30, 2010.

During the quarterly period ended September 30, 2011, we received $364,286 from gold ore sales vs. $159,935 in the period ended September 30, 2010. This increase in sales was due to the Company’s shift in emphasis, from a focus on underground drilling and reduced mining activity in the year-ago period to a re-emphasis on mining activity in the 2011 period.  Currently, mining (exploratory) and related operations have resumed to normal and expected levels.

Operating expenses increased from $196,769 in the quarterly period ended September 30, 2010, to $265,950 in the current quarter.  This increase was mainly due to a $48,079 increase in exploration and related costs for the Golden Wonder Mine. Exploration and related costs increased to $151,197 in the quarter ended September 30, 2011, from $103,118 in the year-ago quarter.  Professional fees increased to $10,804 in the three months ended September 30, 2011, compared to $5,375 in the 2010 period.  General and administrative expenses increased to $48,604 from $42,507 in the quarterly periods ended September 30, 2011, and 2010, respectively.  Royalty expenses increased from $8,269 in the quarterly period ended September 30, 2010, to $17,845 in the quarterly period ended September 30, 2011.  Officer salaries remained $37,500 in both of these three month periods.  We realized operating income of $98,336 during the quarter ended September 30, 2011, as compared to operating loss of $36,834 in the comparable period in 2010.

We had a $17,304 loss on the booking of the derivative liability associated with the Pan America Note in the three months ended September 30, 2010 compared to $0 in the three months ended September 30, 2011.  We had debt default expense of $358,897 in the three months ended September 30, 2010 compared to $0 in the three months ended September 30, 2011. Interest expense totaled $57,286 and $30,016 in the quarterly periods ended September 30, 2011, and 2010, respectively. Interest income was $0 in the three months ended September 30, 2011, and $0 in the three months ended September 30, 2010. We had $7 in unrealized loss on securities in the quarter ended September 30, 2010, compared to $0 in the quarter ended September 30, 2011.

Net income totaled $41,050, or $0.00 per share, in the three months ended September 30, 2011, compared to a net loss of $443,044, or $0.03 per share, in the three months ended September 30, 2010.

For The Nine Months Ended September 30, 2011 Compared to The Nine Months Ended September 30, 2010.

During the nine months ended September 30, 2011, we received $651,808 from gold ore sales vs. $385,588 in the nine months ended September 30, 2010. As with the quarter-over-quarter increase, this increase in sales during the nine-month period was due to the Company’s shift in emphasis, from underground drilling and reduced mining activity, to a resumption of larger scale, albeit exploratory, mining operations. Currently, mining (exploratory) and related operations have resumed to normal and expected levels.  Ore reserves required for commercial levels of production have yet to be established.

Operating expenses increased substantially from $511,453 in the nine months ended September 30, 2010, to $1,039,939 in the current nine month period.  This increase was mainly due to a $297,876 increase in exploration and related costs for the Golden Wonder Mine as well as a $226,776 increase in professional fees.  Exploration and related costs increased to $500,944 in the nine months ended September 30, 2011, from $203,068 in the year-ago period.  Professional fees increased substantially to $266,023 in the nine months ended September 30, 2011, compared to $39,247 in the 2010 period.  General and administrative expenses decreased to $125,587 from $135,976 in the nine months ended September 30, 2011, and 2010, respectively.  Royalty expenses increased from $20,662 in the nine months ended September 30, 2010, to $34,885 in the nine months ended September 30, 2011.  Officer salaries and bonus remained $112,500 in both of these nine month periods.  We realized an operating loss of $388,131 during the nine months ended September 30, 2011, as compared to operating loss of $125,865 in the comparable period in 2010.

We incurred a $82,388 loss on the booking of the derivative liability associated with the Pan America Note in the nine months ended September 30, 2010, compared to $0 in the nine months ended September 30, 2011.  We had debt default expense of $358,897 in the nine months ended September 30, 2010 compared to $0 in the nine months ended September 30, 2011.  Interest expense totaled $201,792 and $93,703 in the nine months ended September 30, 2011, and 2010, respectively. Interest income was $0 in the nine months ended September 30, 2011, and $27 in the nine months ended September 30, 2010. We had $5 in unrealized loss on securities in the nine months ended September 30, 2010, compared to $0 in the nine months ended September 30, 2011.

Net loss totaled $589,923, or $0.04 per share, in the nine months ended September 30, 2011, compared to $660,831, or $0.04 per share, in the nine months ended September 30, 2010.

Liquidity

Current assets at September 30, 2011, totaled $92,501.  As of that date, we had $89,478 in cash, as compared to $20,084 at December 31, 2010.

During the nine months ended September 30, 2011, our operating activities provided net cash of $69,394.  In the comparable 2010 period, by contrast, operating activities used net cash of $136,647.  Investing activities had no effect on our cash flows in the nine months ended September 30, 2011, or the nine months ended September 30, 2010.  Cash used by financing activities totaled $0 in the nine months ended September 30, 2011, with $59,286 used by financing activities during the nine months ended September 30, 2010.

At September 30, 2011, the Company had a working capital deficit of $1,672,568, as compared to working capital deficit of $1,304,136 at December 31, 2010.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During August 2011, LKA issued a consultant 35,000 shares of its common stock for services rendered and recognized $11,550 in expense, or $0.33 per share.

During October 2011, LKA engaged Newport Coast Securities, Inc. as its investment banker to explore financing opportunities for the Company and its Golden Wonder mining project.  As a result of this agreement, LKA agreed to issue Newport 350,000 shares of LKA common stock.

On October 26, 2011, which is subsequent to the end of the period covered by this Report, LKA issued to Kye A. Abraham, its Chairman and Chief Executive Officer, 500,000 shares of common stock and options to purchase up to 1,000,000 shares of LKA common stock at $0.50 per share, exercisable for 3 years.  The shares and options were issued for services rendered related to the continued management and operation of the company.

Item 3. Defaults Upon Senior Securities.

As of the date of this Quarterly Report, PanAmerican Capital Group, Inc. has not made any demands on the past due installments on its promissory note, and LKA continues to pursue a resolution with PanAmerican. LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due note payments to the remaining original $497,448 note principal and has accrued interest at a rate of 2% per month, for the period from the dates of note defaults through September 30, 2011.  Total accrued interest on the Waiver Agreement and past due note balance was $212,498 and $74,560 at September 30, 2011 and December 31, 2010, respectively.  Interest expense on the Note totaled $137,938 for the nine months ended September 30, 2011.

On June 18, 2011, the Company received formal written notice from C.K. Cooper & Company, Inc., that C.K. Cooper considered the  Company’s convertible promissory notes in the principal amounts of $56,000 and $168,000 to be in default. On June 23, 2011, the Company filed a Current Report on Form 8-K with respect to this matter.

Pursuant to the terms of the C.K. Cooper notes, the to-date interest and commission expense as of June 1, 2011, was reclassified to note principal and the total then began to accrue interest at 15% per annum.   Total accrued interest on these convertible notes was $11,139 and $3,288 at September 30, 2011 and December 31, 2010, respectively.  Debt offering costs of $24,163 were recognized during the nine months ended September 30, 2011.

Item 4. (Removed and Reserved).

Item 5. Other Information.

During the quarterly period ended September 30, 2011, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification of Kye Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Nanette Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

LKA INTERNATIONAL, INC.

Date:	November 12, 2011	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	November 12, 2011	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director