Form 10-K
period 2011-12-31
LKA INTERNATIONAL INC /DE/
filed 2012-03-30
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2011

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

The market value of the voting and non-voting common stock is $8,385.85, based on 8,385,845 shares held by non-affiliates.  Because there is no “established public market” for the issuer’s common stock, the issuer has arbitrarily valued these shares at par value of $0.001 per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 27, 2012, the registrant had 16,534,422 shares of common stock outstanding.

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

ITEM 1.  BUSINESS

Business Development

LKA International, Inc. was incorporated on March 15, 1988, in the State of Delaware.  Since our inception, our authorized capital has been 100,000,000 shares, consisting of 50,000,000 shares of common stock with a par value of one mill ($0.001) per share, and 50,000,000 shares of preferred stock, also with a par value of one mill per share. LKA owns certain real and personal property interests including patented and unpatented mining claims, water rights, buildings, fixtures, improvements, equipment, and permits situated near Lake City, Colorado, which are described below. LKA's activities associated with these properties have been sporadic since they were acquired by its predecessor in December, 1982.

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

The Lake City, Colorado Properties.

The Ute-Ule silver mine and milling facility and the Golden Wonder gold mine (respectively, the "Ute-Ule Property" and the "Golden Wonder Property" or, collectively, the "Properties"), consist of certain patented and unpatented mining claims and a milling facility located in Hinsdale County, Colorado. In December, 1982, our predecessor, LKA Holdings, Inc., a Utah corporation ("LKA Utah") acquired a 51% interest in the Properties from Lake City Mines, Inc., a Colorado corporation ("Lake City Mines"), which retained the remaining 49% interest. Immediately after the acquisition, LKA Utah assigned 90% of its interest in the future proceeds that it had the right to receive from the Properties to Caldera Partners Limited Partnership, a Washington limited partnership ("Caldera") in return for approximately $1.6 million, which LKA used to develop the Properties. As a result, Caldera owned a 45.9% interest in the future proceeds that LKA Utah had the right to receive on the Properties. LKA's President, Kye A. Abraham, is Caldera's Managing Partner. Subsequent to a bankruptcy filing by Lake City Mines in February 1984, LKA acquired Lake City Mine’s interest in the Properties through a Sheriff’s sale.

On March 1, 2005, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 "unregistered" and "restricted" shares of common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera was also relieved of any future obligations to contribute further exploration and construction funds. For more information on this transaction, see the Company's Current

Report on Form 8-K, dated March 3, 2005, and filed with the Securities and Exchange Commission on March 4, 2005.

Description of Business

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the zones (veins) within the mine that previously produced over 133,701 ozs. (82% of which came during the period of 2002-2006 at an average ore grade of 16.01 ozs. gold per ton). As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA’s objective/challenge will be to locate consistent vein widths within these high-grade zones to establish significant reserves to resume commercial production. Drilling and drifting along the vein structure has been the primary method of exploration to date. LKA expects to incorporate geochemical analysis, mapping (surface and underground) and other methods of exploration as its budget permits. Since resuming operations in the first quarter of 2009, LKA has, as of the date of this Report, shipped and/or sold 13 bulk ore samples containing over 2,040 ounces of gold derived from exploratory mining operations.  Ore shipments for 2009, 2010 and 2011 are as follows:

Tons    Oz/ton     Gold  (Oz)

2009             88         3.82               337

2010           559         1.07               599

2011

          539        1.46                787

Ore shipments in transit or process may not result in receivables or finalized payment (“settlement”) at year end. Details of any such shipments will be reported in the subsequent quarter. Sales of ore have offset a significant portion of the cost of the current exploration program. To date, all ore shipments have been made to Teck, Yukon- Nevada Gold and Kinross. Currently there are no established reserves and all of LKA’s efforts are exploratory in nature. In August, 2010, LKA entered into a Mine Operating Agreement (the “Operating Agreement”) with Coal Creek Construction (“Coal Creek”).  The Operating Agreement calls for Coal Creek to provide mine operating services, including mining and underground construction, blasting, crushing, bagging, hauling, loading and transporting of ore and associated waste material to locations specified by LKA.  Per the Operating Agreement, Coal Creek is to pay all Mine Operator Services Expenses and is entitled to reimbursement for such expenses from LKA, provided LKA has received sufficient monies from ore sales.  LKA is responsible for payment of costs associated with vehicles it provides for the project (including insurance and maintenance) property and production taxes, mining claim assessments or fees, personnel and consultants hired by LKA, claim and permit filings, and reclamation bonds. LKA will also pay all liabilities associated with the Golden Wonder Property which were incurred prior to the date of the Operating Agreement.  In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.  During the calendar years ended December 31, 2011, and 2010, LKA paid Coal Creek $529,000 and $226,708, respectively, in advances toward Mine Operator Services and accrued an additional $83,289 and $123,931 in estimated remaining reimbursable expense related to its ore shipment in December 2011 and 2010.

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

None; not applicable.

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

This Property has a long history of mineral extraction dating back to the nineteenth century. Most of this extraction (silver, lead and zinc) occurred between 1874 and 1903. Currently, LKA has no plans to resume mining operations at this property and is engaged in discussions with Hinsdale County, Colorado to donate certain of the historic buildings on the site. To date, no formal agreements have reached and we cannot predict what, if any, benefits to the Company would be realized.

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

On November 23, 2011, LKA signed a non-binding Letter of Intent to transfer ownership of the historic Ute-Ulay town & mill sites to Hinsdale County, Colorado. The properties are located on the Company's Ute-Ulay mining claims just off Engineer Pass approximately four miles west of the town of Lake City, CO. The agreement, which is a non-binding statement of intent, calls for LKA's donation of the land, historic buildings, and structures that comprise the original Ute-Ulay mining camp to the County for preservation and public display purposes. The initial phase of the donation would involve a four-acre parcel of land located within LKA's 285-acre, historic Ute-Ulay Mine complex on Henson Creek and referred to as the Ute-Ulay "Townsite." The site includes the mine's original boarding house, two log cabins, various storage buildings, mine headframe, and an original redwood water tank. The second phase of the donation, expected later this year, will consist of the land, buildings and structures known as the Ute "Millsite" and includes the original blacksmith shop, assay lab, powerhouse and mill buildings. Some of these structures date back to the late 1800s when 250-300 miners worked the rich silver veins of Ute and Ulay mines, the first significant silver discovery in the Lake City mining district. The mines and mill were the primary catalyst for the establishment of Lake City, the seat of Hinsdale County, and home to most of the miners who worked the mines intermittently from 1874-1940. The intent of LKA's donation is to enable Hinsdale County to restore and preserve one of the only remaining mining camps left in Colorado. The property transfer and restoration process is becoming a reality through the on-going cooperative efforts of certain key people within state, county, and federal agencies, notably the Hinsdale County Commissioners, Colorado Department of Public Health & Environment, Division of Reclamation Mining & Safety, Bureau of Land Management, and the EPA. It is not yet clear as to what, if any, impact this will have on LKA’s on-going discussions with the BLM concerning the reclamation of these properties.

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

Water for milling and the power needs of the mill has historically been available through water rights pertaining to the Property. Although we believe the Property is currently in compliance with applicable laws and regulations, any future operations at the mill may require additional settling ponds and additional treatment of waste water may be required to preserve water quality. We do not believe that these requirements would impose an undue burden on us. Substantial additional funding would be required to make the mill operational. The Company has no current plans in this regard. The Ute mine and milling facility are currently inactive and the Company has no immediate plans to resume operations. The status of these properties however could change based upon certain business and regulatory conditions. Permits for these properties are in a state of “temporary cessation.”

Golden Wonder.

Geology

Physical, structural and petrologic characteristics of this rhyolite intrusion observed in the underground workings of the Golden Wonder mine demonstrates features characteristic of both an extrusive and intrusive magma, and it is believed that the workings of the Golden Wonder mine are located in the upper reaches of the rhyolitic intrusion where it “welled out” from its vent source, gradually becoming more intrusive in character with depth. It undoubtedly extends downward along its vent source to the original magma chamber from whence it was derived. As observed in the underground workings of the Golden Wonder mine. Based on extensive underground and field work, it would appear that the intrusion of the Golden Wonder host rock occurred in a series of pulses. Molten magma moved upward along the vent structure wherein it was emplaced, and solidified. Oftentimes it appears that the rock unit was only partially solidified when it was deformed by another upward pulse of magma, thereby creating very complex flow-banding within the partially solidified rock. In some instances, the rock unit appears to have been completely solidified, only to have been brecciated by a later pulse of magmatic injection, with fluid magma flowing around these brecciated fragments. In all instances observed, the composition of the magma remained essentially the same throughout its entire emplacement, suggesting the vein structure and the characteristics of the vein mineralization at the Golden Wonder mine is very much different from nearly all the other base-metal mines of the Lake City area, and even differs from that which apparently existed at the Golden Fleece mine. Instead of being of the classic fracture-filling type, where a more-or-less well-defined linear fracture, or set of open fractures, has been filled with ore minerals and gangue, the vein structure at the Golden Wonder mine usually does not follow a well-defined fracture, but in detail is often quite sinuous, enlarging and contracting along its course. Very commonly, the vein dies out completely and most often, a similar en echelon vein segment is located a relatively short distance away. The vein structure typically ranges from only a fraction of an inch thick to several feet across, but may enlarge significantly within ore shoots.

The Golden Wonder, near Lake City, Colorado, is located in the historic “Colorado Mineral Belt” from which over 25 million ounces of gold have been produced dating back to the mid 1800s.

History

The Golden Wonder Property consists of three patented and 25 unpatented mining claims located approximately 2- 1/2 miles south of Lake City, Colorado  The mine has been worked intermittently since its discovery in 1880.  The mine is at an elevation of 10,323 feet and is situated on a hill slope approximately 1,500 feet above the valley floor. The initial discovery was made after finding high grade float in the surface containing free gold. A limited body of ore was mined prior to 1889. The Golden Wonder Property was generally unworked through 1930. From 1930 to 1969, sporadic mining and exploration efforts were conducted, some of which resulted in the extraction of an undetermined amount of gold bearing ore.

During the summer of 1969, Southern Union Production Company ("Supron") began an exploration program at the Golden Wonder. Out of this, the SUPCO winze (a steeply inclined passageway connecting the mine workings) was started in the winter of 1970-1971 and completed to a depth of approximately 150 feet below the third level of the mine, with lateral drifting along the course of mineralization off the winze on the fourth level. Work was halted on the property in 1972, when Supron decided to discontinue all its metallic mineral operations in the western United States and South America. In 1973, Rocky Mountain Ventures secured a lease on the Property and shipped a small tonnage of dump material to a mill then operating at Crested Butte, Colorado for processing.  Lake City Mines, Inc. acquired the property from Supron in 1977 and conducted extensive underground work including the driving of the 1,600’ sixth level crosscut. LKA acquired an undivided 51% interest in the property in 1982 and commenced exploration shortly thereafter. During this exploration program a limited amount of ore was produced and shipped to the Ute mill for concentrating and later sold to ASARCO as a part of a pilot production program. The mine was shut down shortly thereafter due to falling gold prices. In 1997, Au Mining leased the mine from LKA and commercially produced ore through the second quarter of 2006. Upon terminating its relationship with Au Mining, LKA received an $18 million joint venture proposal from Cambior, Inc. to conduct exploration, establish reserves and, assuming success, resume commercial production. Cambior was acquired by IAM Gold in late 2006, before the joint venture agreement was finalized. In 2007, LKA was offered and finalized a similar joint venture arrangement ($18 million for 50% interest) with Richmont Mines, Inc. In 2008, a program of underground drilling and drifting was proposed and commenced but never completed by Richmont due to cost overruns and inconclusive results from initial drilling efforts. LKA resumed exploration efforts on its own in late 2008, which continue to the present date. Substantial underground drilling and drifting has been performed, resulting in the sale of limited quantities of ore containing over 2000, ounces of gold. Ore sales have been made to Teck Resources, Kinross and Yukon-Nevada Gold. To date, no commercial reserves have been established. Power for mining operations is generated on site. Unpatented claims held by LKA (which may vary in number from year to year) are maintained on Bureau of Land Management property through payment of annual assessment fees.

Commercial Ore Production

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this production was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. From 1997 until the second quarter of 2006, commercial mining operations were conducted by Au Mining, LLC, which leased the mine from LKA. During this period, approximately 8,349 tons of ore containing 133,701 ounces of gold were produced from the mine's fifth, sixth and seventh levels. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average gold price during the period in which the ore was sold was $337.76. Total gold production from the mine under LKA’s ownership has been approximately 137,558 ounces. The average grade of all ore produced during this period was 14.15 ounces per ton.

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

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

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

Period	High	Low

January 1, 2010 through March 31, 2010	$0.60	$0.25

April 1, 2010 through June 30, 2010	$1.24	$0.43

July 1, 2010 through September 30, 2010	$0.91	$0.52

October 1, 2010 through December 31, 2010	$1.07	$0.60

January 1, 2011 through March 31, 2011	$0.85	$0.40

April 1, 2011 through June 30, 2011	$0.65	$0.22

July 1, 2011 through September 30, 2011	$0.40	$0.1111

October 1, 2011 through December 31, 2011	$0.65	$0.30

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 499, not including an indeterminate number who may hold shares in “street name.”

Dividends

LKA has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	2,000,000	$0.45	-0-
Total	2,000,000	$0.45	-0-

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 28, 2011, LKA issued to JR & Associates 100,000 “unregistered” and “restricted” shares of its common stock for consulting services rendered and recognized $67,000 in expense, or $0.67 per share.

On December 23, 2011, LKA issued to Adrian McKenzie 34,000 “unregistered” and “restricted” shares of its common stock for services rendered and recognized $15,300 in expense, or $0.45 per share.

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

Use of Proceeds of Registered Securities

During the year ended December 31, 2011, we did not receive any proceeds from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1, 2011, through October 31, 2011	-0-	-0-	-0-	-0-
November 1, 2011, through November 30, 2011	-0-	-0-	-0-	-0-
December 1, 2011, through December 31, 2011	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward- looking statements speak only as of the date they are made. LKA does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Liquidity and Capital Resources

Current assets at December 31, 2011, totaled $143,331, which was comprised solely of cash.

During fiscal 2011, our operating activities provided net cash of $123,247.  In 2010, by contrast, operating activities used net cash of $334,035.  Net cash used by investing activities was $0 in both 2011 and 2010.  Net cash provided for financing activities decreased to $0 in 2011, compared to $140,714 in 2010.  At December 31, 2011, the Company had working capital of $(1,731,057), as compared to $(1,304,136) at December 31, 2010.

Results of Operations

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

During the calendar year ended December 31, 2011, we recognized revenue of $851,561 from the sale of gold ore, compared to $528,845 in 2010.  These limited ore sales resulted from our exploration activities at the Golden Wonder mine.  Operating expenses increased from $927,333 in 2010 to $2,164,284 in 2011.  Exploration, and related costs increased by $89,155 (or approximately 18%).  Professional fees increased by $470,494 (approximately 700%), of which $430,504 was a result of the issuance of non-cash equity compensation during 2011. Royalty expense increased by $18,414 (approximately 70%) as a result of increased ore sales and general and administrative expenses decreased by $27,059 (approximately 15%) in 2011. Officer salaries and bonuses increased by $685,947 in 2011 due to the issuance of non-cash equity compensation.  Due to our substantially increased operating costs, we incurred an operating loss of $1,312,723 during the calendar year ended December 31, 2011, as compared to an operating loss of $398,488 in 2010.  Our total other expenses decreased to $259,282 in 2011, from $602,548 in the prior year, mainly as a result of a one-time non-cash debt  delinquency expense of $358,897 being recognized in 2010.  Loss on derivative was $0 in 2011 compared to $99,369 in 2010.  Interest expense increased to $259,282 in 2011 from $144,303 in 2010, mainly due to an increase in interest rates on delinquent debt obligations.  Interest income decreased to $0 in 2011, from $27 in 2010.  We had $0 in realized loss on securities in 2011 compared to $6 in realized loss on securities in 2010.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors

LKA International Inc.

Gig Harbor, WA

We have audited the consolidated balance sheets of LKA International Inc and its subsidiary, (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA International Inc. and its subsidiary as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2012

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS

	December 31,
	2011	2010
CURRENT ASSETS

Cash	$143,331	$20,084
Accounts receivable	-	89,384
Prepaid expenses	-	14,341

Total Current Assets	143,331	123,809

FIXED ASSETS

Land, equipment, mining claims and asset retirement obligations	800,351	800,351
Accumulated depreciation	(218,541)	(183,083)

Total Fixed Assets, Net of Accumulated Depreciation	581,810	617,268

OTHER NON-CURRENT ASSETS

Reclamation Bonds	123,597	113,120

TOTAL ASSETS	$848,738	$854,197

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2011	2010
CURRENT LIABILITIES

Accounts payable	$200,877	$179,923
Accounts payable – related party	67,205	14,247
Note payable	234,000	185,837
Notes payable - related party	829,124	744,841
Accrued interest payable	19,607	3,288
Accrued interest payable - related party	344,508	170,648
Accrued wages and advances payable to officer	179,067	61,335
Derivative liability	-	67,826

Total Current Liabilities	1,874,388	1,427,945

NON-CURRENT LIABILITIES

Asset retirement obligation	119,159	115,507

Total Liabilities	1,993,547	1,543,452

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 16,344,603 and 15,390,603 shares issued, and 16,257,356 and 15,303,356 shares outstanding, respectively	16,345	15,391
Additional paid-in capital	9,354,991	8,239,494
Treasury stock; 87,247 and 87,247 shares at costs, respectively	(86,692)	(86,692)
Accumulated deficit	(10,429,453)	(8,857,448)

Total Stockholders' Equity (Deficit)	(1,144,809)	(689,255)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$848,738	$854,197

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2011	2010
REVENUES

Sales - precious metals	$851,561	$528,845

Total Revenues	851,561	528,845

OPERATING EXPENSES

Exploration and related costs	587,138	497,983
Professional fees	537,725	67,231
Royalty expense	44,798	26,384
General and administrative	158,676	185,735
Officer salaries and bonus	835,947	150,000

Total Operating Expenses	2,164,284	927,333

OPERATING INCOME (LOSS)	(1,312,723)	(398,488)

OTHER INCOME (EXPENSE)

Loss on derivative	-	(99,369)
Debt default expense	-	(358,897)
Interest expense	(259,282)	(144,303)
Interest income	-	27
Realized gain (loss) on securities	-	(6)

Total Other Income (Expense)	(259,282)	(602,548)

LOSS PRIOR TO INCOME TAX EXPENSE	(1,572,005)	(1,001,036)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,572,005)	$(1,001,036)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,641,129	15,141,332

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2010 and 2011

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2009	14,990,498	$14,991	(87,247)	$(86,692)	$7,847,860	$(7,856,412)	$(80,253)

Common stock issued for debt extension	390,105	390	-	-	358,507	-	358,897

Common stock issued for cash	10,000	10	-	-	4,990	-	5,000

Common stock warrants issued for debt offering costs	-	-	-	-	28,137	-	28,137

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,001,036)	(1,001,036)
Balance, December 31, 2010	15,390,603	15,391	(87,247)	(86,692)	8,239,494	(8,857,448)	(689,255)
Common stock issued for services	454,000	454	-	-	274,646	-	275,100
Common stock issued for officer bonus	500,000	500	-	-	324,500	-	325,000
Common stock options issued for officer bonus	-	-	-	-	360,947	-	360,947
Common stock warrants issued for services	-	-	-	-	155,404	-	155,404
Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,572,005)	(1,572,005)
Balance, December 31, 2011	16,344,603	$16,345	(87,247)	$(86,692)	$9,354,991	$(10,429,453)	$(1,144,809)

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,572,005)	$(1,001,036)
Items to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	35,458	50,750
Accretion of asset retirement obligation	3,652	3,396
Realized (gain) loss on investments	-	6
Investment proceeds	-	33
Loss on derivate liability	-	99,369
Amortization of deferred debt issue costs	-	36,537
Common stock options, warrants and shares issued for services and officer bonus	1,116,451	-
Common stock issued for debt default expense	-	358,897
Amortization of debt discount	-	3,974
Changes in operating assets and liabilities
Decrease in money market accounts	-	678
(Increase) decrease in prepaid and other assets	3,864	(10,238)
(Increase) in accounts receivable	89,384	(89,384)
Increase (decrease) in accounts payable and accounts payable - related party	73,912	78,361
Increase in accrued expenses	372,531	134,622
Net Cash Provided (Used) by Operating Activities	123,247	(334,035)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable – related party	-	(47,642)
Proceeds from convertible notes payable	-	200,000
Payments on derivative liability	-	(16,644)
Common stock issued for cash	-	5,000
Net Cash Provided by Financing Activities	-	140,714

NET INCREASE IN CASH	123,247	(193,321)
CASH AT BEGINNING OF PERIOD	20,084	213,405

CASH AT END OF PERIOD	$143,331	$20,084

CASH PAID FOR:
Interest	$300	$30,505
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of derivative liability to note payable	$84,283	$184,591
Warrants issued with convertible note	$-	$28,137

The accompanying notes are an integral part of these consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA International, Inc. (LKA), a Delaware corporation and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation.  LKA was incorporated on March 15, 1988, under the laws of the State of Delaware. LKA owns certain real and personal property interests including patented and unpatented mining claims, water rights, buildings, fixtures, improvements, equipment, and permits situated in Lake City, Colorado. LKA's activities associated with these properties have been sporadic since they were acquired by its predecessor in December, 1982.  LKA exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado and is currently engaged in efforts to re-establish reserves and resume commercial production in addition to seeking additional investment opportunities (See Note 11).

a.

Accounting Methods

LKA’s financial statements are prepared using the accrual method of accounting.  LKA has elected a calendar year-end.

b.

Basic and Diluted Loss Per Share

LKA presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. LKA had net losses as of December 31, 2011 and 2010, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

c.

Mine Exploration Costs

Mine exploration costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves. Amortization of mineral rights is provided by the units of production method over estimated total recoverable proven and probable reserves.  Costs related to locating and evaluating mineral and ore deposits, as well as determining the economic mineability of such deposits, are expensed as incurred.  All costs related to mine exploration and expense were expensed due to there being no proven and probable reserves.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$974,318	$847,104
Accrued expenses	83,732	58,020
Valuation allowance	(1,058,050)	(905,124)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Pre-tax book income (loss)	$(537,482)	$(340,352)
Meals and entertainment	721	730
Common stock, options and warrants issued for services and debt discount	379,593	123,376
Related party accruals	25,712	23,800
Penalties and other	-	262
Accretion	1,242	1,155
Net operating loss carry forward	974,317	847,104
Valuation allowance	(844,103)	(656,075)
Federal Income Tax	$-	$-

LKA had net operating losses of approximately $2,866,000 that expire 20 years from when incurred.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

December 31, 2011 and 2010

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  Revenue is generated through the sale of gold and silver ore and is recognized upon acceptance of ore delivery from the smelter. During the years ended December 31, 2011 and 2010, LKA recognized $851,561 and $528,845 from the delivery of gold and silver ore from the Golden Wonder mine, respectively.

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

December 31, 2011 and 2010

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

Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2011, with no effect on previously reported net income or stockholder’s equity (deficit).

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

p.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.”  The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2011 or 2010.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Land improvements	Estimated life of mine
Mining equipment	3 – 5 years
Vehicles	5 years

Fixed assets and accumulated depreciation  are as follows:

	December 31,
	2011	2010
Fixed assets:
Land	$376,442	$376,442
Mining claims	12,137	12,137
Land improvements	121,846	121,846
Automobile	66,923	66,923
Mining equipment	124,976	123,976
Unamortized asset retirement obligation (Note 3)	98,027	98,027
Less: Accumulated depreciation	(218,541)	(183,083)
Total fixed assets	$581,810	$617,268

Depreciation expense for the years ended December 31, 2011 and 2010 was $35,458 and $50,750, respectively.

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

During the fourth quarter of 2004, LKA revised its assessment of the anticipated productivity of the Ute Ule mine, and determined that the mine would not be subject to further exploration or mining activity. As a result, the entire ARO asset associated with the Ute Ule mine was written off.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 3 -

ASSET RETIREMENT OBLIGATIONS (CONTINUED)

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

As of December 31, 2011 and 2010, LKA holds reclamation bonds totaling $123,597 and $113,120, respectively, in the name of the State of Colorado (the State) for both the Ute Ule and Golden Wonder mines.  These amounts are being held by the State until the mines are closed and reclamation activities begin.

Accretion expense on asset retirement obligations for the years ended December 31, 2011 and 2010 was $3,652 and $3,396, respectively.

NOTE 4 -

RELATED PARTY TRANSACTIONS

Notes Payable

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2011.  Accrued interest related to this note totaled $76,337 and $70,654 as of December 31, 2011 and 2010, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2011.  Accrued interest related to this note totaled $9,693 and $9,096 as of December 31, 2011 and 2010, respectively.

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

December 31, 2011 and 2010

NOTE 4 -

RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable (Continued)

PanAmerican Capital Group, Inc. (Continued)

LKA paid commissions and due diligence fees totaling $54,509 related to obtaining the funding.  Debt issue costs have been deferred and were being amortized over the life of the Note as interest expense.  Amortization of debt issuance costs was $0 and $36,537 for the years ended December 31, 2011 and 2010, respectively.

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

LKA failed to make the required final note installment payment due January 4, 2011.  To-date, PanAmerican has not made any demands on the past due installments and LKA continues to pursue a resolution with the debt holder. As a result of the Waiver Agreement and payment defaults, LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal and has accrued interest at a rate of 2% per month, for the period from the dates of note defaults through December 31, 2011. Total accrued interest on the Waiver Agreement and past due note balance was $258,478 and $74,560 at December 31, 2011 and 2010, respectively.  Interest expense on the Note totaled $183,917 and $91,496 for the years ended December 31, 2011 and 2010, respectively.

.

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2011 and 2010, LKA owes Abraham & Co $31,000 and $13,500 on this obligation, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 4 -

RELATED PARTY TRANSACTIONS (CONTINUED)

Accounts and Wages Payable

At December 31, 2011 and 2010, LKA owes $36,205 and $747, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $12,500 and $0 for non-interest bearing, short-term operating loans to LKA at December 31, 2011 and 2010, respectively, and $166,567 and $61,335 in unpaid salary at December 31, 2011 and 2010, respectively,

Stock Options

On December 28, 2007, LKA’s board of directors authorized the issuance of options to purchase 1,000,000 shares of LKA’s common stock to an officer and shareholder for services previously rendered. The options have an exercise price of $0.40 per share, and have a five-year term from the date of grant (See Note 9).

On October 26, 2011, LKA’s board of directors authorized the issuance of 500,000 shares and options to purchase 1,000,000 shares of LKA’s common stock to an officer and shareholder for services previously rendered. The options have an exercise price of $0.50 per share, and have a three-year term from the date of grant (See Note 9).

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

In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.  During the years ended December 31, 2011 and 2010, LKA paid Coal Creek $529,000 and $226,708 for Mine Operator Services and accrued an additional $83,289 in remaining reimbursable expense related to ore shipments.

NOTE 6 -

NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

During the fall of 2002, the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ule Property certain environmental clean-up activities that it is conducting on neighboring properties that LKA does not own.

The BLM has commissioned and obtained an engineering evaluation and cost analysis (“EE/CA”) report on the Ute-Ule and the neighboring public lands. The EE/CA, which was released for a 30 day public comment period in December of 2002, has identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The total clean-up costs on all of these properties are estimated at approximately $7 million, with the projected clean-up cost of the Ute-Ule alone estimated at approximately $4,317,000. The BLM has prepared a written response to the public comments received concerning the EE/CA and is in the process of selecting an overall site clean-up plan and is determining the final engineering plans. Once these tasks are completed, the BLM will then enter into the process of implementing those plans. As of

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 6 -

NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION (CONTINUED)

December 31, 2011, LKA and the BLM remain in the process of discussing and deliberating the reported environmental impacts as previously reported within the EE/CA. No determination of an overall site clean-up plan has yet been made by the BLM.

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

The fair market value of the embedded derivative liability was determined using level 1 inputs by applying observable quoted market prices of gold futures on the COMEX market for instruments that settle on or near the related debt payments, multiplying the quoted prices by the underlying number of troy ounces of gold at each repayment date and subtracting the otherwise required cash payment of the underlying note.  During the year ended December 31, 2010, LKA recorded a loss from derivative liability of $99,369.  During the year ended December 31, 2011, LKA failed to make the final required payment on the derivative liability at January 4, 2011 and reclassified the remaining $67,826 balance of the liability and $16,457 in related accrued interest to a related party note payable.

The fair market value of LKA’s derivative liability at December 31, 2010 and 2011 is as follows:

Derivative liability at December 31, 2010	$67,826
Reclassification to notes payable – related party	(67,826)
Derivative liability at December 31, 2011	$-

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9 -

STOCK-BASED COMPENSATION (CONTINUED)

Common Stock (Continued)

During March 2011, LKA issued 20,000 share of its common stock to a consultant for services rendered.  LKA recorded $13,600 in consulting expense, or $0.68 per share.

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

During October 2011, LKA engaged Newport Coast Securities, Inc. as its investment banker to explore financing opportunities for the Company and its Golden Wonder mining project.  As a result of this agreement, LKA agreed to issue Newport 150,000 shares of LKA common stock and recognized $97,500 in expense, or $0.65 per share..

During October 2011, LKA issued a consultant 100,000 shares of its common stock for services rendered and recognized $67,000 in expense, or $0.67 per share.

During October 2011, LKA issued its Chairman and CEO 500,000 shares of common stock and options to purchase up to 1,000,000 shares of LKA common stock at $0.50 per share for 3 years.  The shares and options were issued for services rendered related to the continued management and operation of the company.  Both grants vested immediately.  LKA recognized $685,947 in expense related to these issuances.

During December 2011, LKA issued a consultant 34,000 shares of its common stock for services rendered and recognized $15,300 in expense, or $0.45 per share.

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

The warrants were valued at $360,947 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.65
Exercise price	$0.50
Expected time to exercise	1.5 years
Risk free interest rate	0.69%
Volatility	106.56%
Expected forfeiture rate	0.00%

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2011 and 2010:

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9 -

STOCK-BASED COMPENSATION (CONTINUED)

Common Stock Options (Continued)

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life
Options outstanding at December 31, 2009	1,000,000	$0.40	1
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Options outstanding at December 31, 2010	1,000,000	$0.40	1
Granted	1,000,000	0.50	3
Exercised	-	-	-
Expired	-	-	-
Options exercisable at December 31, 2011	2,000,000	$0.45	2

The aggregate intrinsic value of stock options was $0 and $510,000 at December 31, 2011 and 2010, respectively.

Common Stock Warrants

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

Warrant II for 150,000 shares exercisable at $1.20 per share, to be issued one year later, or May 1, 2012.

Warrant III for 150,000 shares exercisable at $1.80 per share, to be issued one year later, or May 1, 2013.

Each warrant has a term of two and one-half years. In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $3.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9 -

STOCK-BASED COMPENSATION (CONTINUED)

Common Stock Warrants (Continued)

The Warrant I - III tranches were valued at $91,905, $64,955 and $60,586 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.59
Exercise price	$0.80 – 1.80
Expected time to exercise	2.5 years
Risk free interest rate	0.69%
Volatility	164.93%
Expected forfeiture rate	0.00%

During the year ended December 31, 2011, LKA expensed $91,905 related to Warrant I and $43,304 and $20,195for Warrants II and III, respectively. The value of Warrants II and II are being recognized ratably over the vesting term of one and two years, respectively.

The following table summarizes the warrants outstanding and associated activity for the years ended December 31, 2010 and 2011:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life
Warrants outstanding at December 31, 2009	400,000	$1.00	1.5
Granted	84,000	0.93	3.0
Exercised	-	-	-
Forfeited	(400,000)	(1.00)	-
Warrants outstanding at December 31, 2010	84,000	$0.93	2.93
Granted	200,000	0.80	2.5
Exercised	-	-	-
Expired	-	-	-
Warrants exercisable at December 31, 2011	284,000	$0.84	1.16

NOTE 10 -

NOTES AND CONVERTIBLE NOTES PAYABLE

During December 2010, LKA issued a convertible note payable for cash of $150,000.  The convertible note accrued interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011 and  is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  During June 2011, the convertible note payable became past due and pursuant to the terms of the note, the to-date interest and commission expense of $18,000 as of June  1, 2011 was reclassified to note principle and the total then began to accrue interest at 15% per annum.   Accrued interest on the convertible note totaled $14,705 and $2,466 at December 31, 2011 and 2010, respectively.

During December 2010, LKA issued a convertible note payable for cash of $50,000.  The convertible note accrued interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011 and is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  During June 2011, the convertible note payable became past due and pursuant to the terms of the note, the to-date interest and commission expense of $6,000 as of June  1, 2011 was reclassified to note principle and the total then began to accrue interest at 15% per annum.   Accrued interest

LKA INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 10 -

NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

on the convertible note totaled $4,902 and $822 at December 31, 2011 and 2010, respectively.  Debt offering costs of $24,163 were amortized to interest expense during the year ended December 31, 2011.

Notes and convertible notes payable consisted of the following at December 31:

2011

2010

Note payable to an individual, 12% interest

per annum, unsecured, due upon demand

$

10,000

  $

10,000

Note payable to related parties, 10% interest per

annum, unsecured, due upon demand (Note 4)

62,803

62,803

Note payable to a related company, 24% interest per

annum, secured by asset of LKA, due upon demand (Note 4)

766,321

573,020

Note payable to a related company, 10% interest per

annum, secured by asset of LKA, due January 4, 2011

(Note 4)

-

109,018

Convertible note payable to a company, 15% interest

per annum, unsecured, due upon demand

56,000

25,837

Convertible note payable to a company, 15% interest

per annum, unsecured, due upon demand

168,000

150,000

Total Notes and Convertible Notes Payable

$

1,063,124

  $

930,678

Maturities on notes and convertible notes payable are as follows:

Year ended December 31:

2011

                          $

1,063,124

2012

-

2013

-

2014

-

2015

-

Total

$

1,063,124

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

December 31, 2011 and 2010

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

In order to support continued operation of the mine, LKA entered into several financing transactions during the year ended December 31, 2011 and plans on raising additional funding during 2012 to support the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

NOTE 12 -

SUBSEQUENT EVENTS

During January 2012, LKA settled a shipment of ore for $193,893, which was shipped in December 2011, but not processed until January 2012.

During April 2011, LKA entered into an agreement with Rauno Perttu to act as Chief Geologist and special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As part of the agreement, Mr. Perttu is to be paid consulting fees for any work done on projects pre-approved by the LKA board of directors.  An initial incentive compensation for his services, LKA agreed to issues Mr. Perttu warrants to purchase up to 500,000 shares of LKA stock in three tranches on a three-year vesting schedule as follows:

Warrant I for 200,000 shares exercisable at $0.40 per share, to be issued as of March 1, 2012.

Warrant II for 150,000 shares exercisable at $0.60 per share, to be issued one year later, or March 1, 2013.

Warrant III for 150,000 shares exercisable at $0.80 per share, to be issued one year later, or March 1, 2014.

Each warrant has a term of two and one-half years.

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

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2011, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2011 fiscal year, there were no changes in our internal control over financial reporting.

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

Background and Business Experience

Kye Abraham, President, Chairman of the Board Mr. Abraham is 53 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered FINRA broker/dealer. Mr. Abraham is also the Managing Partner of Caldera.

Nanette Abraham, Secretary/Treasurer and Director. Ms. Abraham, age 54, and, until recently was employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991.  She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

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

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2011, the following were filed timely:

Name	Type	Filed
Kye A. Abraham	Form 4	November 1, 2011

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the calendar year ended December 31, 2011, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/11 12/31/10 12/31/09	$138,000 $138,000 $138,000	$ $0 $0	$325,000(1) 0 0	360,947(2) 0 0	0 0 0	0 0 0	0 0 0	$823,947 $138,000 $138,000
Nannette Abraham Sec./Treas Director	12/31/11 12/31/10 12/31/09	$12,000 $12,000 $12,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$12,000 $12,000 $12,000

(1)  On October 26, 2011, the Company issued to Mr. Abraham 500,000 “unregistered” and “restricted” shares of common stock.

(2)  On October 26, 2011, the Company granted to Mr. Abraham options to purchase up to one million (1,000,000) “unregistered” and “restricted” shares of common stock at a price of $0.50 per share, exercisable for a period of three years.

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

(1)  Effective December 28, 2007, our Board of Directors resolved to grant to Mr. Abraham an option to purchase up to one million (1,000,000) “unregistered” and “restricted” shares of our common stock at a price of $0.40 per share, exercisable for five years.  On October 26, 2011, the Company granted to Mr. Abraham options to purchase up to one million (1,000,000) “unregistered” and “restricted” shares of our common stock at a price of $0.50 per share, exercisable for three years.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were the beneficial owners of more than vie percent (5%) shareholders of the Company’s common stock as of March 27, 2012:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	10,148,577(1)	54.8%(2)

(1) Consists of 1,579,141 shares that are held directly by Mr. And Ms. Abraham; 6,434,042 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; and 135,394 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.   This figure also includes 1,000,000 shares underlying options to purchase shares of our common stock at $0.40 per share and 1,000,000 shares underlying options to purchase shares of our common stock at $0.50 per share.

(2) Based on a total of 18,534,422 shares outstanding, which includes 1,000,000 shares underlying options to purchase our common stock at $0.40 per share and 1,000,000 shares underlying options to purchase our common stock at $0.50 per share.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of March 27, 2012:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	10,148,577(1)	54.8% (2)
Common Stock	Nanette Abraham	(3)

(1) Consists of 1,579,141 shares that are held directly by Mr. And Ms. Abraham; 6,434,042 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; and 135,394 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.   This figure also includes 1,000,000 shares underlying options to purchase shares of our common stock at $0.40 per share and 1,000,000 shares underlying options to purchase shares of our common stock at $0.50 per share.

(2) Based on a total of 18,534,422 shares outstanding, which includes 1,000,000 shares underlying options to purchase our common stock at $0.40 per share and 1,000,000 shares underlying options to purchase our common stock at $0.50 per share.

(3) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 10,148,577 shares that Mr. Abraham beneficially owns.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of LKA's securities which may result in a change in its control.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	2,000,000	$0.45	-0-
Total	2,000,000	$0.45	-0-

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

LKA failed to make the required final note installment payment due January 4, 2011.  To-date, PanAmerican has not made any demands on the past due installments and LKA continues to pursue a resolution with the debt holder. As a result of the Waiver Agreement and payment defaults, LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal and has accrued interest at a rate of 2% per month, for the period from the dates of note defaults through December 31, 2011. Total accrued interest on the Waiver Agreement and past due note balance was $258,478 and $74,560 at December 31, 2011 and 2010, respectively.  Interest expense on the Note totaled $183,917 and $91,496 for the years ended December 31, 2011 and 2010, respectively.

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2011 and 2010, LKA owes Abraham & Co $31,000 and $13,500 on this obligation, respectively.

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2011.  Accrued interest related to this note totaled $76,337 as of December 31, 2011.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987. The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the year ended December 31, 2011.  Accrued interest related to this note totaled $9,693 as of December 31, 2011.

At December 31, 2011 and 2010, LKA owes $36,205 and $1,247, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

LKA has no parents, except to the extent that Mr. Abraham may be deemed to be its parent by virtue of his beneficial ownership of approximately 49% of its currently outstanding shares.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$30,000	$20,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$30,000	$20,000

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2011 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibits

Exhibit Number	Description (1)
3.1	Certificate of Incorporation (2)
3.2	By-laws (2)
14	Code of Conduct (3)
31.1	302 Certification of Kye Abraham
31.2	302 Certification of Nanette Abraham
32	906 Certification
101 INS	XBRL Instance Document*
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101 LAB	XBRL Taxonomy Extension Label Linkbase Document*
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101 SCH	XBRL Taxonomy Extension Schema Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Summaries of all exhibits contained within this Report are modified in their entirety by reference to these exhibits.

(2)  Incorporated by reference to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed with the SEC on February 11, 2003.

(3)  Incorporated by reference to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, filed with the SEC on March 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LKA INTERNATIONAL, INC.

Date:	March 30, 2011	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA INTERNATIONAL, INC.

Date:	March 30, 2011	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	March 30, 2011	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director