Form 10-Q
period 2012-03-31
LKA INTERNATIONAL INC /DE/
filed 2012-05-15
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 15, 2012 – 16,344,603 shares of common stock.

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

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash	$440	$143,331

Total Current Assets	440	143,331

FIXED ASSETS
Land, equipment and mining claims	800,351	800,351
Accumulated deprecation	(227,882)	(218,541)

Total Fixed Assets, Net of Accumulated Depreciation	572,469	581,810

OTHER NON-CURRENT ASSETS
Reclamation Bonds	123,597	123,597

TOTAL ASSETS	$696,506	$848,738

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	March 31, 2012	December 31, 2011
CURRENT LIABILITIES
Accounts Payable	$216,477	$200,877
Accounts payable – related party	75,760	67,205
Note payable	234,000	234,000
Notes payable - related party	829,124	829,124
Accrued interest	27,985	19,607
Accrued interest payable - related party	392,057	344,508
Accrued wages and advances payable to officer	182,612	179,067

Total Current Liabilities	1,958,015	1,874,388

NON-CURRENT LIABILITIES
Asset retirement obligation	120,141	119,159

Total Liabilities	2,078,156	1,993,547

Commitments and Contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,344,603 and 16,344,603 shares issued and 16,257,356 and 16,257,356 shares, outstanding, respectively	16,345	16,345
Additional paid-in capital	9,428,999	9,354,991
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(10,740,302)	(10,429,453)

Total Stockholders' Equity (Deficit)	(1,381,650)	(1,144,809)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)	$696,506	$848,738

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

REVENUES
Sales - precious metals	$193,893	$136,736

OPERATING EXPENSES
General and administrative	35,565	46,587
Exploration, development and related costs	264,829	175,179
Royalty expense	10,281	11,551
Officer salaries and bonus	37,500	37,500
Professional and consulting	99,146	85,262
Total Operating Expenses	447,321	356,079
OPERATING LOSS	(253,428)	(219,343)

OTHER INCOME (EXPENSE)
Interest expense	(57,429)	(60,681)
Interest income	8	-
Total Other Income (Expense)	(57,421)	(60,681)

NET LOSS	$(310,849)	$(280,024)
BASIC NET LOSS PER SHARE	$(0.02)	$(0.02)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,344,603	15,423,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(310,849)	$(280,024)
Items to reconcile net income to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	982	913
Depreciation and amortization	9,341	12,687
Common stock and warrants issued for services	74,008	51,100
Changes in operating assets and liabilities
(Increase) in accounts receivable	-	(47,352)
Decrease in prepaid and other assets	-	6,968
Increase (Decrease) in accounts payable	24,155	144,103
Increase in accrued expenses	59,472	92,757
Net Cash Used by Operating Activities	(142,891)	(18,848)

INCREASE (DECREASE) IN CASH	(142,891)	(18,848)

CASH AT BEGINNING OF PERIOD	143,331	20,084

CASH AT END OF PERIOD	$440	$1,236

CASH PAID FOR:
Interest	$300	$300
Income taxes	$-	$-
NON CASH TRANSACTIONS
Reclassification of derivative liability	$-	$84,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

March 31, 2012

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA International, Inc. (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related Party Debt

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2012.  Accrued interest related to this note totaled $77,758 and $76,337 as of March 31, 2012 and December 31, 2011, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the three months ended March 31, 2012.  Accrued interest related to this note totaled $9,842 and $9,963 as of March 31, 2012 and December 31, 2011, respectively.

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

March 31, 2012

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

LKA failed to make the required final note installment payment due January 4, 2011.  To-date, PanAmerican has not made any demands on the past due installments and LKA continues to pursue a resolution with the debt holder. As a result of the Waiver Agreement and payment defaults, LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal.  Total accrued interest on the Waiver Agreement and past due note balance was $304,457 and $258,478 at March 31, 2012 and December 31, 2011, respectively.  Interest expense on the Note totaled $45,980 and $45,980 for the three months ended March 31, 2012 and 2011, respectively.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $35,500 and $31,000 in past due amounts as of March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, LKA owes $40,260 and $36,205, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $12,500 and $12,500 for non-interest bearing, short-term operating loans to LKA at March 31, 2012 and December 31, 2011, respectively, and $170,112 and $166,567 in unpaid salary at March 31, 2012 and December 31, 2011, respectively,

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

March 31, 2012

NOTE 3 -

SIGNIFICANT EVENTS

Precious Metals Sales

During January 2012, LKA delivered a total of approximately 85.8 dry short tons of precious metals ore for processing at a value of $193,893.

Common Stock Warrants

During February 2012, LKA entered into an agreement with Rauno Perttu to act as Chief Geologist and special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As part of the consulting agreement, Mr. Perttu is to be paid consulting fees for any work done on projects pre-approved by the LKA board of directors.  An initial incentive compensation for his services, LKA agreed to issue Mr. Perttu warrants to purchase up to 500,000 shares of LKA stock in three tranches on a three-year vesting schedule as follows:

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

The Warrant I - III tranches were valued at $44,791, $29,769 and $26,947 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.35
Exercise price	$0.40 – 0.80
Expected time to exercise	2.5 years
Risk free interest rate	0.35%
Volatility	121.02%
Expected forfeiture rate	0.00%

During the period ended March 31, 2012, LKA expensed $44,791 related to Warrant I, $3,721 and $1,684 for Warrants II and III, respectively, related to the Perttu warrants. The value of Warrants II and II are being recognized ratably over the vesting term of one and two years, respectively.

During the period ended March 31, 2012, LKA expensed $16,239 and $7,573 for Warrants II and III, respectively, issued to Francois Viens in April 2011. The value of Warrants II and II are being recognized ratably over the vesting term of one and two years, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

March 31, 2012

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

Results of Operations

For The Three Months Ended March 31, 2012 Compared to The Three Months Ended March 31, 2011.

During the quarterly period ended March 31, 2012, we received $193,893 from gold ore sales vs. $136,736 in the period ended March 31, 2011. This increase in sales was due to the Company’s shift in emphasis, from a focus on underground drilling and reduced mining activity in the year-ago period to a re-emphasis on mining activity in the 2012 period.  Currently, mining (exploratory) and related operations have resumed to normal and expected levels. First quarter ore sales were derived from ore processed and shipped, but not settled, during the fourth quarter of 2011.

Ore shipments made during the current quarter yielded 344 ounces vs. 122 ounces delivered/sold during the first quarter of 2011. These shipments remained unsettled as of March 31, 2012 and were recorded “settled” in the subsequent quarter. The gross value of gold ore delivered was $575,462 before processing and milling charges. This represents a 215% increase over the same period a year ago. Average ore grades from first quarter ore deliveries were 2.48 ounces (70.31 grams) gold per ton, which significantly exceeded the 2011 full-year average grade of 1.46 ounces (41.39 grams). This is partially attributed to the sporadic but increasing occurrence of high-grade ore pockets encountered as crews advance along the Golden Wonder vein structure beyond the previously known production zones.

First quarter 2012 ore shipments were made to Kinross' Kettle River milling facility in Republic, Washington.

Operating expenses increased from $356,079 in the quarterly period ended March 31, 2011, to $447,321 in the current quarter. This increase was mainly due to a $89,650 increase in exploration and related costs for the Golden Wonder Mine. Exploration and related costs increased to $264,829 in the quarter ended March 31, 2012, from $175,179 in the year-ago quarter.  Professional and consulting fees increased to $99,146 in the three months ended March 31, 2012, compared to $85,262 in the 2011 period.  General and administrative expenses decreased to $35,565 from $46,587 in the quarterly periods ended March 31, 2012, and 2011, respectively.  Royalty expenses decreased from $11,551 in the quarterly period ended March 31, 2011, to $10,281 in the quarterly period ended March 31, 2012.  Officer salaries remained $37,500 in both of these three month periods.  We realized operating loss of $253,438 during the quarter ended March 31, 2012, as compared to operating loss of $219,343 in the comparable period in 2011.

Interest expense totaled $57,429 and $60,681 in the quarterly periods ended March 31, 2012, and 2011, respectively.  Interest income was $8 in the three months ended March 31, 2012, and $0 in the three months ended March 31, 2011.

Net loss totaled $310,849, or $0.02 per share, in the three months ended March 31, 2012, compared to a net loss of $280,024, or $0.02 per share, in the three months ended March 31, 2011.

Liquidity

Current assets at March 31, 2012, totaled $440.  As of that date, we had $440 in cash, as compared to $143,331 at December 31, 2011.

During the three months ended March 31, 2012, our operating activities used net cash of $142,891.  In the comparable 2011 period, by contrast, operating activities used net cash of $18,848.  Investing activities and financing activities had no effect on our cash flows in the three months ended March 31, 2012, or the three months ended March 31, 2011.

At March 31, 2012, the Company had a working capital deficit of $1,957,575, as compared to working capital deficit of $1,731,057 at December 31, 2011.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February, 2012, LKA granted to Rauno Perttu warrants to purchase up to 500,000 “unregistered” and “restricted” shares of common stock as compensation for his services as Chief Geologist and special advisor to the LKA Board of Directors. The warrants vest in three tranches on a three-year vesting schedule as follows:

Warrant I for 200,000 shares exercisable at $0.40 per share, to be issued as of March 1, 2012.

Warrant II for 150,000 shares exercisable at $0.60 per share, to be issued one year later, or March 1, 2013.

Warrant III for 150,000 shares exercisable at $0.80 per share, to be issued one year later, or March 1, 2014.

Each warrant will have a term of two and one-half years.  In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $3.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the warrants at $0.001 per warrant. Such redemption notification shall be provided to the warrant holder 20 days prior to redemption upon which the warrants may be exercised.

Item 3. Defaults Upon Senior Securities.

As of the date of this Quarterly Report, PanAmerican Capital Group, Inc. has not made any demands on the past due installments on its promissory note, and LKA continues to pursue a resolution with PanAmerican.  As a result of the Waiver Agreement and payment defaults, LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal.  Total accrued interest on the Waiver Agreement and past due note balance was $304,457 and $258,478 at March 31, 2012, and December 31, 2011, respectively. Interest expense on the Note totaled $45,980 and $45,980 for the three months ended March 31, 2012 and 2011, respectively.

On June 18, 2011, the Company received formal written notice from C.K. Cooper & Company, Inc., that C.K. Cooper considered the  Company’s convertible promissory notes in the principal amounts of $56,000 and $168,000 to be in default. On June 23, 2011, the Company filed a Current Report on Form 8-K with respect to this matter.

Pursuant to the terms of the C.K. Cooper notes, the to-date interest and commission expense as of June 1, 2011, was reclassified to note principal and the total then began to accrue interest at 15% per annum.   Total accrued interest on these convertible notes was $27,985 and $19,608 at March 31, 2012 and December 31, 2011, respectively.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the quarterly period ended March 31, 2012, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

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

LKA INTERNATIONAL, INC.

Date:	May 14, 2012	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 14, 2012	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director