Form 10-Q
period 2012-06-30
LKA INTERNATIONAL INC /DE/
filed 2012-08-10
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 7, 2012 – 16,549,422 shares of common stock.

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

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	June 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash	$116,113	$143,331

Total Current Assets	116,113	143,331

FIXED ASSETS
Land, equipment and mining claims	800,351	800,351
Accumulated deprecation	(237,223)	(218,541)

Total Fixed Assets, Net of Accumulated Depreciation	563,128	581,810

OTHER NON-CURRENT ASSETS
Reclamation Bonds	123,597	123,597

TOTAL ASSETS	$802,838	$848,738

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	June 30, 2012	December 31, 2011
CURRENT LIABILITIES
Accounts Payable	$121,297	$200,877
Accounts payable – related party	77,862	67,205
Note payable	1,000,321	1,000,321
Notes payable - related party	62,803	62,803
Accrued interest	384,823	278.085
Accrued interest payable - related party	89,170	86,030
Accrued wages and advances payable to officer	169,837	179,067

Total Current Liabilities	1,906,113	1,874,388

NON-CURRENT LIABILITIES
Asset retirement obligation	121,122	119,159

Total Liabilities	2,027,235	1,993,547

Commitments and Contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,344,603 and 16,344,603 shares issued and 16,257,356 and 16,257,356 shares, outstanding, respectively	16,345	16,345
Additional paid-in capital	9,452,796	9,354,991
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(10,606,846)	(10,429,453)

Total Stockholders' Equity (Deficit)	(1,224,397)	(1,144,809)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)	$802,838	$848,738

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Sales - precious metals	$658,378	$150,786	$852,271	$287,522

OPERATING EXPENSES
Exploration, development and related costs	$263,036	$174,568	$527,865	$349,747
Professional fees	80,946	169,957	180,092	255,219
General and administrative	50,050	30,396	85,615	76,983
Royalty expense	35,650	5,489	45,931	17,040
Officer salaries and bonus	37,500	37,500	75,000	75,000
Total Operating Expenses	467,182	417,910	914,503	773,989
OPERATING INCOME (LOSS)	191,196	(267,124)	(62,232)	(486,467)

OTHER INCOME (EXPENSE)
Interest expense	(57,739)	(83,825)	(115,168)	(144,506)
Interest income	-	-	8	-
Total Other Income (Expense)	(57,739)	(83,825)	(115,160)	(144,506)

NET INCOME (LOSS)	$133,457	$(350,949)	$(177,392)	$(630,973)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.02)	$(0.01)	$(0.04)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,344,603	15,509,394	16,344,603	15,466,515

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.02)	$(0.01)	$(0.04)

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,978,603	16,793,394	18,978,603	16,750,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,392)	$(630,973)
Items to reconcile net income to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	1,963	1,826
Depreciation and amortization	18,682	16,775
Common stock issued for services	-	83,750
Common stock and warrants issued for services	97,805	107,812
Changes in operating assets and liabilities
(Increase) in accounts receivable	-	(15,222)
Decrease in prepaid and other assets	-	260
Increase (Decrease) in accounts payable	(68,924)	208,625
Increase in accrued expenses	100,648	210,515
Net Cash Used by Operating Activities	(27,218)	(16,632)

INCREASE (DECREASE) IN CASH	(27,218)	(16,632)

CASH AT BEGINNING OF PERIOD	143,331	20,084

CASH AT END OF PERIOD	$116,113	$3,452

CASH PAID FOR:
Interest	$2,575	$600
Income taxes	$-	$-
NON CASH TRANSACTIONS
Reclassification of derivative liability	$-	$84,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2012

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA International, Inc. (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2012

NOTE 3 -

RELATED PARTY TRANSACTIONS

Related Party Debt

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the six months ended June 30, 2012.  Accrued interest related to this note totaled $79,178 and $76,337 as of June 30, 2012 and December 31, 2011, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the six months ended June 30, 2012.  Accrued interest related to this note totaled $9,992 and $9,963 as of June 30, 2012 and December 31, 2011, respectively.

PanAmerican Capital Group

On July 2, 2009, LKA issued a promissory note (the Note) to PanAmerican Capital Group, Inc. (PanAmerican), a related party company, in exchange for cash of $545,090.  The Note initially accrued interest at 10% per annum, was secured by a first charge over LKA mining property and claims in Hinsdale County, Colorado and due in five installments, the first due the first business day of January 2010, with the remaining four due in three months intervals through January 2011. During January 2010, LKA made a partial payment of $92,064 on the Note, of which $16,644 was applied against a related derivative liability, $27,778 was applied against accrued interest and $47,642 was applied to principal.

Due to delays in mine production, on June 10, 2010 PanAmerica and LKA entered into a Waiver Agreement, whereby PanAmerican agreed to allow LKA to defer installment payments due January 4, 2010, April 5, 2010 and July 5, 2010 until August 15, 2010.

As a result of the Waiver Agreement and payment defaults, LKA reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal and began accruing interest at 2% per month per the terms of the Note.

During the period ended June 30, 2012, PanAmerican sold the Note to an unrelated third party, Brannon Limited Partnership, with no change to the Note terms.  As such, effective June 30, 2012, LKA has reclassified the presentation of the Note principal and accrued interest as an un-related party debt.

Total accrued interest on the Note and past due note balance was $350,436 and $258,478 at June 30, 2012 and December 31, 2011, respectively.  Interest expense on the Note totaled $91,956 and $91,959 for the six months ended June 30, 2012 and 2011, respectively.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $40,000 and $31,000 in past due amounts as of June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, LKA owes $37,862 and $36,205, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $0 and $12,500 for non-interest bearing, short-term operating loans to LKA at June 30, 2012 and December 31, 2011, respectively, and $169,837 and $166,567 in unpaid salary at June 30, 2012 and December 31, 2011, respectively,

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

June 30, 2012

NOTE 4 -

SIGNIFICANT EVENTS

Precious Metals Sales

From April to May 2012, LKA delivered a total of approximately 251.3 dry short tons of precious metals ore for processing estimated at a value of $658,378.

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

During the period ended June 30, 2012, LKA expensed $44,791 related to Warrant I, $11,163 and $5,053 for Warrants II and III, respectively, related to the Perttu warrants. The value of Warrants II and II are being recognized ratably over the vesting term of one and two years, respectively.

During the period ended June 30, 2012, LKA expensed $21,652 and $15,146 for Warrants II and III, respectively, issued to Francois Viens in April 2011. The value of Warrants II and II are being recognized ratably over the vesting term of one and two years, respectively.

NOTE 5 -

SUBSEQUENT EVENTS

During July 2012, LKA entered into a one year Financial Consulting Agreement (the Agreement).  The Agreement requires LKA to issue 215,000 shares of its common stock and pay $40,000 in cash.

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

Results of Operations

For The Three Months Ended June 30, 2012 Compared to The Three Months Ended June 30, 2011.

During the quarterly period ended June 30, 2012, we received $658,378 from gold ore sales vs. $150,786 in the period ended June 30, 2011. This increase in sales of approximately 337% was due to the Company’s shift in emphasis, from a focus on underground drilling and reduced mining activity in the year-ago period to a re-emphasis on exploratory mining activity in the 2012 period.  Currently, mining (exploratory) and related operations have resumed to normal and expected levels. A portion of second quarter ore sales were derived from ore extracted, crushed and shipped during the prior quarter, but not settled, during the first quarter of 2012.

Gold ore shipments made during the current quarter contained 297.56 ounces vs. 164.44 ounces shipped and/or sold during the first quarter of 2011. Included in these second quarter ore/gold deliveries was one shipment that remained unsettled as of June 30, 2012 and will be recorded as sold “settled” in the subsequent quarter. The gross value of gold ore delivered during the current quarter was $465,634.68 before processing and milling charges. This represents an 89% increase over the same period a year ago. Average ore grades from second quarter shipments were 1.33 ounces (37.70 grams) gold per ton.

All second quarter 2012 ore shipments were made to Kinross' Kettle River milling facility in Republic, Washington.

Operating expenses increased from $417,910 in the quarterly period ended June 30, 2011, to $467,182 in the current quarter. This increase was mainly due to an $88,468 increase in exploration and related costs for the Golden Wonder Mine. Exploration and related costs increased to $263,036 in the quarter ended June 30, 2012, from $174,568 in the year-ago quarter. Professional fees decreased to $80,946 in the three months ended June 30, 2012, compared to $169,957 in the 2011 period.  General and administrative expenses increased to $50,050 from $30,396 in the quarterly periods ended June 30, 2012, and 2011, respectively.  Royalty expenses increased from $5,489 in the quarterly period ended June 30, 2011, to $35,650 in the quarterly period ended June 30, 2012.  Officer salaries remained $37,500 in both of these three month periods.  We realized operating income of $191,196 during the quarter ended June 30, 2012, as compared to operating loss of $267,124 in the comparable period in 2011.

Interest expense totaled $57,739 and $83,825 in the quarterly periods ended June 30, 2012, and 2011, respectively.  Interest income was $0 in the three months ended June 30, 2012, and $0 in the three months ended June 30, 2011.

Net income totaled $133,457, or $0.01 per share, in the three months ended June 30, 2012, compared to a net loss of $350,949, or $0.02 per share, in the three months ended June 30, 2011.

For The Six Months Ended June 30, 2012 Compared to The Six Months Ended June 30, 2011.

During the six months ended June 30, 2012, we received $852,271 from gold ore sales vs. $287,522 in the period ended June 30, 2011. This increase in sales of approximately 196% was due to the Company’s shift in emphasis, from a focus on underground drilling and reduced mining activity in the year-ago period to a re-emphasis on mining activity in the 2012 period.

Ore shipments made during the first six-month period in 2012 contained 642.46 ounces of gold vs. 286.21 ounces shipped during the first six months of 2011. Both of these periods included shipments that remained unsettled as of June 30, 2011 and June 30, 2012 respectively which were recorded as sold “settled” in the subsequent quarters. Average ore grades during the first six months of 2012 were 1.77 ounces (50.18 grams) gold per ton, which significantly exceeded the 2011 full-year average grade of 1.46 ounces (41.39 grams). This is partially attributed to the sporadic but increasing occurrence of high-grade ore pockets encountered as crews advance along the Golden Wonder vein structure beyond the previously known production zones.

All 2012 ore shipments were made to Kinross' Kettle River milling facility in Republic, Washington.

Operating expenses increased from $733,989 in the six months ended June 30, 2011, to $914,503 in the six months ended June 30, 2012.  This increase was mainly due to a $178,118 increase in exploration and related costs for the Golden Wonder Mine. Exploration and related costs increased to $527,865 in the six months ended June 30, 2012, from $349,747 in the year-ago period.  Professional and consulting fees decreased to $180,092 in the six months ended June 30, 2012, compared to $255,219 in the 2011 period.  General and administrative expenses increased to $85,615 from $76,983 in the six months ended June 30, 2012, and 2011, respectively.  Royalty expenses increased from $17,040 in the six months ended June 30, 2011, to $45,931 in the six months ended June 30, 2012.  Officer salaries remained $75,000 in both of these six month periods.  We realized operating loss of $62,232 during the six months ended June 30, 2012, as compared to operating loss of $486,467 in the comparable period in 2011, a decrease of approximately 72%.

Interest expense totaled $115,168 and $144,506 in the six months ended June 30, 2012, and 2011, respectively.  Interest income was $8 in the six months ended June 30, 2012, and $0 in the six months ended June 30, 2011.

Net loss totaled $177,392, or $0.01 per share, in the six months ended June 30, 2012, a decrease of approximately 72% from our net loss of $630,973, or $0.04 per share, in the six months ended June 30, 2011.

Liquidity

Current assets at June 30, 2012, totaled $116,113.  As of that date, we had $116,113 in cash, as compared to $143,331 at December 31, 2011.

During the six months ended June 30, 2012, our operating activities used net cash of $27,218.  In the comparable 2011 period, by contrast, operating activities used net cash of $16,632.  Investing activities and financing activities had no effect on our cash flows in the six months ended June 30, 2012, or the six months ended June 30, 2011.

At June 30, 2012, the Company had a working capital deficit of $1,790,000, as compared to working capital deficit of $1,731,057 at December 31, 2011.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

In March, 2012, the Company’s management was informed that PanAmerican Capital Group, Inc. (“PanAmerican”), had assigned the Company’s promissory note to Brannon Limited Partnership (“Brannon”) on undisclosed terms.  Brannon is not an affiliate of the Company.  As of the date of this Quarterly Report, Brannon has not made any demands on the past due installments on its promissory note, and LKA continues to pursue a resolution with Brannon.  As a result of the Waiver Agreement with PanAmerican and payment defaults, LKA has reclassified a total of $268,873 in accrued derivative liability related to the past due Note payments to the remaining original $497,448 note principal.  Total accrued interest on the Waiver Agreement and past due note balance was $350,436 and $258,478 at June 30, 2012, and December 31, 2011, respectively.  Interest expense on the Note totaled $91,956 and $91,959 for the six months ended June 30, 2012 and 2011, respectively.

On June 18, 2011, the Company received formal written notice from C.K. Cooper & Company, Inc., that C.K. Cooper considered the  Company’s convertible promissory notes in the principal amounts of $56,000 and $168,000 to be in default.  On June 23, 2011, the Company filed a Current Report on Form 8-K with respect to this matter.

Pursuant to the terms of the C.K. Cooper notes, the to-date interest and commission expense as of June 1, 2011, was reclassified to note principal and the total then began to accrue interest at 15% per annum.   Total accrued interest on these convertible notes was  $34,387and $19,608 at June 30, 2012 and December 31, 2011, respectively.  Debt offering costs of $24,163 were recognized during the nine months ended September 30, 2011.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the quarterly period ended June 30, 2012, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

During July 2012, which is subsequent to the end of the period covered by this Report, LKA entered into a one year financial consulting agreement with Riverview Capital (the “Agreement”).  Under the terms of the Agreement, on July 11, 2012, the Company issued 215,000 “unregistered” and “restricted” shares of its common stock to Riverview Capital.  These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D of the Securities and Exchange Commission.  In addition to the issuance of these shares, the Agreement requires LKA to pay $40,000 in cash to Riverview Capital.

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

LKA INTERNATIONAL, INC.

Date:	August 9, 2012	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	August 9, 2012	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director