Form 10-Q
period 2012-09-30
LKA INTERNATIONAL INC /DE/
filed 2012-11-15
CIK 831355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 5, 2012 – 16,649,422 shares of common stock.

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

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30,	December 31,
	2012	2011
CURRENT ASSETS:
Cash	$44,518	$143,331
Accounts receivable	382,561	-

Total Current Assets	427,079	143,331

FIXED ASSETS
Land, equipment and mining claims	800,351	800,351
Accumulated deprecation	(246,564)	(218,541)

Total Fixed Assets, Net of Accumulated Depreciation	553,787	581,810

OTHER NON-CURRENT ASSETS
Reclamation Bonds	123,597	123,597

TOTAL ASSETS	$1,104,463	$848,738

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	September 30, 2012	December 31, 2011
CURRENT LIABILITIES
Accounts Payable	$202,529	$200,877
Accounts payable – related party	66,881	67,205
Note payable	1,000,321	1,000,321
Notes payable - related party	62,803	62,803
Accrued interest	397,078	278,085
Accrued interest payable - related party	89,695	86,030
Accrued wages and advances payable to officer	163,662	179,067

	1,982,969	1,874,388
Total Current Liabilities

NON-CURRENT LIABILITIES
Asset retirement obligation	122,104	119,159

Total Liabilities	2,105,073	1,993,547

Commitments and Contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares Issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,559,603 and 16,344,603 shares issued and 16,472,356 and 16,257,356 shares, outstanding, respectively	16,560	16,345
Additional paid-in capital	9,599,964	9,354,991
Treasury stock; 87,247 and 87,247 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(10,530,442)	(10,429,453)

Total Stockholders' Equity (Deficit)	(1,000,610)	(1,144,809)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)	$1,104,463	$848,738

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Sales - precious metals	$714,990	$364,286	$1,567,261	$651,808

OPERATING EXPENSES
Exploration, development and related costs	$298,202	$151,197	$826,067	$500,944
Professional fees	201,990	10,804	382,082	266,023
General and administrative	42,637	48,604	128,253	125,587
Royalty expense	37,490	17,845	83,421	34,885
Officer salaries and bonus	37,500	37,500	112,500	112,500
Total Operating Expenses	617,819	265,950	1,532,323	1,039,939
OPERATING INCOME (LOSS)	97,171	98,336	34,938	(388,131)

OTHER INCOME (EXPENSE)
Interest income	-	-	8	-
Interest expense	(20,767)	(57,286)	(135,935)	(201,792)
Total Other Income (Expense)	(20,767)	(57,286)	(135,927)	(201,792)

NET INCOME (LOSS)	$76,404	$41,050	$(100,989)	$(589,923)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.00	$0.00	$(0.01)	$(0.04)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,554,929	15,472,777	16,415,223	15,490,530

DILUTED NET INCOME PER COMMON SHARE	$0.00	$0.00

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,038,929	17,756,777

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,989)	$(589,923)
Items to reconcile net income to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	2,945	2,739
Depreciation and amortization	28,023	26,117
Common stock and warrants issued for services	245,188	203,112
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(382,561)	89,384
Decrease in prepaid and other assets	-	841
Increase in accounts payable	1,328	53,272
Increase in accrued expenses	107,253	283,852
Net Cash (Used in) Provided By Operating Activities	(98,813)	69,394

INCREASE (DECREASE) IN CASH	(98,813)	69,394

CASH AT BEGINNING OF PERIOD	143,331	20,084

CASH AT END OF PERIOD	$44,518	$89,478

CASH PAID FOR:
Interest	$8,800	$900
Income taxes	$-	$-
NON CASH TRANSACTIONS
Reclassification of derivative liability	$-	$84,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2012

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA International, Inc. (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

September 30, 2012

NOTE 3 -

RELATED PARTY TRANSACTIONS

Related Party Debt

Cognitive Associates Limited Partnership

LKA owes Cognitive Associates Limited Partnership $56,828 in unpaid principal from a note dated December 31, 1986.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the nine months ended September 30, 2012.  Accrued interest related to this note totaled $79,653 and $76,377 as of September 30, 2012 and December 31, 2011, respectively.

LKA owes Cognitive Intelligence Limited Partnership $5,975 in unpaid principal from a note dated October 1, 1987.  The note is unsecured, due upon demand, and accrues interest at 10% per annum.  No payments have been made during the nine months ended September 30, 2012.  Accrued interest related to this note totaled $10,042 and $9,693 as of September 30, 2012 and December 31, 2011, respectively.

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

During the period ended September 30, 2012, PanAmerican sold the Note to an unrelated third party, Brannon Limited Partnership, with no change to the Note terms.  As such, LKA has reclassified the presentation of the Note principal and accrued interest as an un-related party debt.

Total accrued interest on the Note and past due note balance was $356,762 and $258,478 at September 30, 2012 and December 31, 2011, respectively.  Interest expense on the Note totaled $107,285 and $137,938 for the nine months ended September 30, 2012 and 2011, respectively.

Other Related Party Transactions

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $41,000 and $31,000 in past due amounts as of September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, LKA owes $25,881 and $36,205, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $0 and $12,500 for non-interest bearing, short-term operating loans to LKA at September 30, 2012 and December 31, 2011, respectively, and $163,662 and $166,567 in unpaid salary at September 30, 2012 and December 31, 2011, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2012

NOTE 4 -

SIGNIFICANT EVENTS

Precious Metals Sales

From July to September 2012, LKA delivered to, and/or settled ore shipments with Kinross Gold Corporation of approximately 396.6 dry short tons of precious metals ore with a net value to the Company of $714,990.

Common Stock

During July 2012, LKA entered into a one year Financial Consulting Agreement (the Agreement).  The Agreement required LKA to issue 215,000 shares of its common stock and pay $40,000 in cash.  LKA recognized expense of $129,000, or $0.60 per share from the issuance of the 215,000 shares of common stock during the period ended September 30, 2012.

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

During the period ended September 30, 2012, LKA expensed $44,791 related to Warrant I, $18,605 and $8,421 for Warrants II and III, respectively, related to the Perttu warrants. The value of Warrants II and II are being recognized ratably over the vesting term of one and two years, respectively.

During the period ended September 30, 2012, LKA expensed $21,651 and $22,720 for Warrants II and III, respectively, issued to Francois Viens in April 2011. The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

LKA INTERNATIONAL, INC.

Notes to the Consolidated Unaudited Financial Statements

September 30, 2012

Note Settlement Agreements

On August 31, 2012, LKA executed a separate Note Settlement Agreement (Note Settlement Agreement) with each of the following four creditors:  Cognitive Associates Limited Partnership; Cognitive Intelligence Limited Partnership; C.K. Cooper & Company, Inc.; and Sonata Multi-Manager Fund, LP (collectively, the Noteholders).  Under the terms of each Note Settlement Agreement, each of the Noteholders agreed to settle the outstanding principal and interest owed to each in consideration of the issuance of shares of LKA common stock at a settlement price of $0.25 per share.  The total principal and interest settled by each Noteholder (the Settlement Amount), and the number of shares to be issued to each (the Settlement Shares), are indicated below:

Noteholder	Settlement Amount	Settlement Shares
Cognitive Associates Limited Partnership	$136,481	545,927
Cognitive Intelligence Limited Partnership	16,017	64,066
C.K. Cooper & Company, Inc.	29,817	374,582
Sonata Multi-Manager Fund, LP	197,412	789,646
Totals	$379,727	1,774,221

The Company is required, within 90 days of the date of the Note Settlement Agreements, to proceed with a court hearing process that is required in order for the Settlement Shares to be issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.  If Settlement Shares are not issuable in reliance on the Section 3(a)(10) exemption within such 90 day period, each Noteholder may declare its Note Settlement Agreement null and void in its entirety.

Settlement of Promissory Note

Effective as of August 14, 2012, LKA, executed a letter agreement with Brannon Limited Partnership (Brannon), which is the holder of a Note dated July 2, 2009 (the Letter Agreement). Under the terms of the Letter Agreement, the parties have agreed to settle the entire unpaid balance on the Note through the issuance of a total of six million shares of LKA common stock at a settlement price of $0.1886 per share.  LKA is required, within 90 days of the date of the Letter Agreement, to proceed with the court hearing process that is required in order for the Settlement Shares to be issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.  If Settlement Shares are not issuable in reliance on the Section 3(a)(10) exemption within such 90 day period, Brannon may declare the Letter Agreement null and void in its entirety.

Immediately upon execution of the Letter Agreement, the Company is required to deliver to Brannon a stock certificate representing 800,000 unregistered and restricted shares of common stock, which shall be returned to LKA and canceled immediately upon the successful completion of the 3(a)(10) hearing and replaced with freely tradeable shares issued in reliance on the Section 3(a)(10) exemption. Brannon is to give LKA written notice of its election to convert the Note debt into shares, provided that Brannon will not be entitled to receive a number of shares that result in Brannon beneficially owning more than 4.99% of LKA’s common stock after such debt conversion.  If the Company is unable to issue any shares that are then deliverable, it will be required to make a Mandatory Redemption Payment equal to 120% of the value of the debt that such shares are meant to settle.

NOTE 5 -

SUBSEQUENT EVENTS

On October 15, 2012, the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida (the Court), issued its Consent Final Judgment (the Judgment) with respect to the issuance to five recipients of a total of 1,774,221 shares of the common stock of LKA.  Under the Judgment, the Court approved the settlements between the Company and Brannon Limited Partnership; Cognitive Associates Limited

Partnership; Cognitive Intelligence Limited Partnership; C.K. Cooper & Company, Inc.; and Sonata Multi-Manager Fund, LP.

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

Results of Operations

For The Three Months Ended September 30, 2012 Compared to The Three Months Ended September 30, 2011.

During the quarterly period ended September 30, 2012, we received $714,990 from gold ore sales vs. $364,286 in the period ended September 30, 2011. This increase in sales of approximately 196% was due to the Company’s shift in emphasis, from a focus on underground drilling and reduced mining activity in the year-ago period to a re-emphasis on exploratory mining activity in the 2012 period.  Currently, mining (exploratory) and related operations have resumed to normal and expected levels. A portion of third quarter ore sales were derived from ore extracted, crushed and shipped during the prior quarter, but not settled, during the second quarter of 2012.

Gold ore shipments made during the third quarter contained approximately 427 ounces. The gross value of gold ore delivered during the current quarter was $655,184 before processing and milling charges. Average ore grades from third quarter shipments were approximately 1.6 ounces (45.36 grams) gold per ton.

All third quarter 2012 ore shipments were made to Kinross' Kettle River milling facility in Republic, Washington.

Operating expenses increased from $265,950 in the quarterly period ended September 30, 2011, to $617,819 in the current quarter.  This increase was mainly due to a $147,005 increase in exploration and related costs for the Golden Wonder Mine. Exploration and related costs increased to $298,202 in the quarter ended September 30, 2012, from $151,197 in the year-ago quarter.  Professional fees also increased to $201,990 in the three months ended September 30, 2012, compared to $10,804 in the 2011 period.  General and administrative expenses decreased to $42,637 from $48,604 in the quarterly periods ended September 30, 2012, and 2011, respectively.  Royalty expenses increased from $17,845 in the quarterly period ended September 30, 2011, to $37,490 in the quarterly period ended September 30, 2012.  Officer salaries remained $37,500 in both of these three month periods.  We realized operating income of $97,171 during the quarter ended September 30, 2012, as compared to operating income of $98,336 in the comparable period in 2011.

Interest expense totaled $20,767 and $57,286 in the quarterly periods ended September 30, 2012, and 2011, respectively. Interest income was $0 in the three months ended September 30, 2012, and $0 in the three months ended September 30, 2011.

Net income totaled $76,404, or $0.00 per share, in the three months ended September 30, 2012, compared to a net income of $41,050, or $0.00 per share, in the three months ended September 30, 2011.

For The Nine Months Ended September 30, 2012 Compared to The Nine Months Ended September 30, 2011.

During the nine months ended September 30, 2012, we received $1,567,261 from gold ore sales vs. $651,808 in the period ended September 30, 2011. This increase in sales of approximately 240% was due to the Company’s shift in emphasis, from a focus on underground drilling and reduced mining activity in the year-ago period to a re-emphasis on mining activity in the 2012 period.

Ore shipments made during the first nine-month period in 2012 contained approximately 1,069 ounces of gold. All 2012 ore shipments were made to Kinross' Kettle River milling facility in Republic, Washington.

Operating expenses increased from $1,039,939 in the nine months ended September 30, 2011, to $1,532,323 in the nine months ended September 30, 2012.  This increase was mainly due to a $325,123 increase in exploration and related costs for the Golden Wonder Mine.  Exploration and related costs increased to $826,067 in the nine months ended September 30, 2012, from $500,944 in the year-ago period.  Professional and consulting fees also increased to $382,082 in the nine months ended September 30, 2012, compared to $266,023 in the 2011 period.  General and administrative expenses increased slightly to $128,253 from $125,587 in the nine months ended September 30, 2012, and 2011, respectively.  Royalty expenses increased from $34,885 in the nine months ended September 30, 2011, to $83,421 in the nine months ended September 30, 2012.  Officer salaries remained $112,500 in both of these nine month periods.  We realized operating income of $34,938 during the nine months ended September 30, 2012, as compared to operating loss of $388,131 in the comparable period in 2011.

Interest expense totaled $135,935 and $201,792 in the nine months ended September 30, 2012, and 2011, respectively. Interest income was $8 in the nine months ended September 30, 2012, and $0 in the nine months ended September 30, 2011.

Net loss totaled $100,989, or $0.01 per share, in the nine months ended September 30, 2012, a decrease of approximately 83% from our net loss of $589,923, or $0.04 per share, in the nine months ended September 30, 2011.

Liquidity

Current assets at September 30, 2012, totaled $427,079, as compared to total current assets of $143,331 at September 30, 2011. As of the 2012 date, we had $44,518 in cash and $382,561 in accounts receivable, as compared to $143,331 and $0 at December 31, 2011.

During the nine months ended September 30, 2012, our operating activities used net cash of $98,813.  In the comparable 2011 period, by contrast, operating activities provided net cash of $69,394.  Investing activities and financing activities had no effect on our cash flows in the nine months ended September 30, 2012, or the nine months ended September 30, 2011.

At September 30, 2012, the Company had a working capital deficit of $1,555,890, as compared to working capital deficit of $1,731,057 at December 31, 2011.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 11, 2012, the Company issued to Riverview Capital 215,000 “unregistered” and “restricted” shares of its common stock for financial consulting services..  On August 8, 2012, we issued 800,000 “unregistered” and “restricted” shares to Brannon Limited Partnership per the terms of the parties’ letter agreement dated August 7, 2012, which was disclosed in the Company’s Current Report on Form 8-K dated August 14, 2012, and which is incorporated herein by reference.  On October 19, 2012, which is subsequent to the end of the period covered by this report, we issued 100,000 “unregistered” and “restricted” shares to Coal Creek Construction, our mine operator, as a bonus.

Item 3. Defaults Upon Senior Securities.

Effective as of August 14, 2012, the Company entered into a letter agreement with Brannon Limited Partnership (“Brannon”), the holder of the Company’s promissory note dated July 2, 2009, which letter agreement provided for the settlement of all of the Company’s debt to Brannon under such promissory note.  On August 31, 2012, the Company entered into four separate Note Settlement Agreements providing for the settlement of an additional $379,726 in Company debt.  On October 15, 2012, which is subsequent to the end of the period covered by this Report, the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida, issued its Consent Final Judgment with respect to the issuance of these five creditors of a total of 7,774,221 shares of the Company’s common stock pursuant to the terms of the various settlement agreements.  Each of these events was disclosed in the Company’s Current Reports on Form 8-K dated August 14, 2012; August 31, 2012; and October 15, 2012, respectively, which are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the quarterly period ended September 30, 2012, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

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

LKA INTERNATIONAL, INC.

Date:	November 14, 2012	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	November 14, 2012	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director