Form 10-K
period 2012-12-31
LKA INTERNATIONAL INC /DE/
filed 2013-04-01
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2012

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

The market value of the voting and non-voting common stock is $4,025,206, based on 4,192,923 shares (8,385,845 pre-split shares) held by non-affiliates.    The shares were valued $0.96 per share ($0.48 per share pre-split), that being the closing price as of June 29, 2012, the last business day of the registrant’s most recently completed second quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 27, 2013, the registrant had 9,611,961 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15.

PART I

REVERSE SPLIT

Effective March 15, 2013, LKA’s board of directors authorized a 1-for-2 reverse stock split that took effect immediately.  All common stock, stock option and stock warrant information presented in this annual report on Form 10 K has been retroactively adjusted to reflect the reverse stock split unless specifically noted otherwise.

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

Effective as of July 2, 2009, LKA and PanAmerica Capital Group, a Panama corporation (“PanAmerica”) executed a Subscription Agreement by which LKA issued to PanAmerica a promissory note in the principal amount of $545,090, and bearing interest at 10 percent per year (the “Promissory Note”).  The outstanding principal and interest on the Promissory Note were payable in five equal installments.  The first installment came due on January 4, 2010, and each subsequent installment came due on the date that was three months after the due date of the immediately preceding installment.  In lieu of the payment of principal and interest as outlined above, PanAmerica could elect to receive all or a portion of each installment in cash amounts equivalent to the value of 140 troy ounces of gold as determined by the closing spot price of gold on COMEX on the business day immediately preceding the due date of such installment.  LKA’s obligations under the Promissory Note was secured by the Company’s mining properties.

The Company paid 60% of the amount owing to PanAmerica under the first installment on the Promissory Note but made no further payments.  On August 7, 2012, the Promissory Note was settled in full in exchange for the Company’s obligation to issue to the holder of the Note, 6,000,000 shares of common stock of the Company.

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

On March 1, 2005, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ule mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 pre-split  "unregistered" and "restricted" shares of common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera was also relieved of any future obligations to contribute further exploration and construction funds.

Description of Business

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the zones (veins) within the mine that previously produced over 133,701 ozs. (82% of which came during the period of 2002-2006 at an average ore grade of 16.01 ozs. gold per ton). As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA’s objective/challenge will be to locate consistent vein widths within these high-grade zones to establish significant reserves to resume commercial production. Drilling and drifting along the vein structure has been the primary method of exploration to date. LKA expects to incorporate geochemical analysis, mapping (surface and underground) and other methods of exploration as its budget permits. Since resuming operations in the first quarter of 2009, LKA has, as of the date of this Report, shipped and/or sold 13 bulk ore samples containing over 2,924 ounces of gold derived from exploratory mining operations.  Ore shipments for 2009, 2010, 2011 and 2012 are as follows:

Tons    Oz/ton     Gold  (Oz)
2009             88         3.82               337
2010           559         1.07               599
2011           454        1.44                653
2012           861        1.55             1,335

Ore shipments in transit or process may not result in receivables or finalized payment (“settlement”) at year end. Details of any such shipments will be reported in the subsequent quarter. Sales of ore have offset a significant portion of the cost of the current exploration program. To date, all ore shipments have been made to Teck, Yukon- Nevada Gold and Kinross. Currently there are no established reserves and all of LKA’s efforts are exploratory in nature. In August, 2010, LKA entered into a Mine Operating Agreement (the “Operating Agreement”) with Coal Creek Construction (“Coal Creek”).  The Operating Agreement calls for Coal Creek to provide mine operating services, including mining and underground construction, blasting, crushing, bagging, hauling, loading and transporting of ore and associated waste material to locations specified by LKA.  Per the Operating Agreement, Coal Creek is to pay all Mine Operator Services Expenses and is entitled to reimbursement for such expenses from LKA, provided LKA has received sufficient monies from ore sales.  LKA is responsible for payment of costs associated with vehicles it provides for the project (including insurance and maintenance) property and production taxes, mining claim assessments or fees, personnel and consultants hired by LKA, claim and permit filings, and reclamation bonds. LKA will also pay all liabilities associated with the Golden Wonder Property which were incurred prior to the date of the Operating Agreement.  In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.  During the calendar years ended December 31, 2012 and 2011, LKA paid Coal Creek $840,084 and $529,000, respectively, in advances toward Mine Operator Services and accrued an additional $121,644 and $83,289 in estimated remaining reimbursable expense related to its ore shipment in December 2012 and 2011.

Principal Products or Services and their Markets

We do not currently have any products or services.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are literally hundreds of exploration stage mining companies such as LKA. We believe that our competitive position in the industry will be insignificant.

Sources and Availability of Raw Materials and Names of Principal Suppliers

We do not use any raw materials, as we do not directly conduct any material operations.

Dependence on One or a Few Major Customers

During 2011 and 2012, all sales of ore were made to one customer, Kinross.  LKA may at anytime elect to sell ore to any number of gold ore processors in the United States or Canada.

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

In 2002, the Federal Bureau of Land Management (the "BLM") advised us of its desire to extend to the Ute-Ule Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that we do not own. The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006. These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area. The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million. Based upon recent discussions with Hinsdale County officials, EPA’s regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1 million; substantially below previous BLM estimates. Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners. While it cannot be determined with certainty until the project is completed, the Company’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, management expects this remediation project will have a negligible impact on the Company’s financial condition. Accordingly, pursuant to Generally Accepted Accounting Principles, no liability for this project has been recorded on the Company’s books and records.

Number of Total Employees and Number of Full Time Employees

Kye A. Abraham is LKA's only full-time employee. Nanette K. Abraham is a part-time employee and assists with bookkeeping and administrative work.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

We own a 100% interest in the Ute-Ule and Golden Wonder Properties.  The Company is entitled to receive all lease and royalty payments on these Properties. We are currently engaged in exploration and limited, non-commercial ore production at the Golden Wonder mine.

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

Each Property is described below.

Ute-Ule Group.

The Ute-Ule Property consists of 23 patented mining claims located approximately four miles west of Lake City, Colorado. These are highly mineralized silver-lead-zinc mines with excellent access via a gravel road that is maintained year-round by the County of Hinsdale. This road goes from the Property to Lake City and from Lake City to State Highway 149 northward approximately 46 miles to an intersection with U.S. 50, about nine miles west of Gunnison, Colorado.

This Property has a long history of mineral extraction dating back to the nineteenth century. Most of this extraction (silver, lead and zinc) occurred between 1874 and 1903. LKA no current plans to resume mining operations at this property and is engaged in discussions, and agreements, with Hinsdale County and state and federal regulatory authorities for the purpose of donating the historic structures, operating permits and certain portions of its patented claims to the County. On October 4, 2012, LKA deeded ownership of a sub-divided portion of this property know as the Ute-Ulay Townsite in Phase I of a two-part plan to convey ownership of these properties to the County for historic preservation and restoration purposes. On December 19, 2012, LKA and the County executed the “Agreement For Conveyance Of Ute-Ulay Mine And Mill Site” to commence Phase II of the donation process. To date, most of the requisite property evaluation studies and technical permit revisions have been completed. LKA and the County expect this final Phase II of the donation process to be completed in the second quarter of 2013.

As discussed above, the Ute-Ule property was the subject of multiple EE/CA studies/reports prepared by the Bureau of Land Management that identified certain environmental hazards on a portion of the property known as the Ute Mill Site. Pursuant to a the most recent remediation and property stabilization plan developed by the Division of Reclamation, Mining & Safety and approved by the EPA, a certain portion of this site will be the subject of a remediation project expected to begin during the second quarter of 2013. The estimated cost of this project is approximately $1 million; substantially below BLM’s previous estimates. As the result of recent discussions with Hinsdale County, the EPA’s regional manager and legal counsel, LKA expects to bear very little or none of these remediation costs since the affected area is located largely outside of LKA’s permitted area of operations. Accordingly, management has determined that the financial risk to the Company is minimal.

The Ute Mill.

A 100 ton-per-day flotation mill, including various equipment and support facilities, exists on the Ute-Ule Property. The mill is located at the level of the main haulage tunnel of the Ute mine. It is in satisfactory condition and was used effectively by LKA to mill ore from the Golden Wonder mine during a 1984 pilot production program.
The mill and its related buildings were designated a historic landmark by Hinsdale County in 2011 and will comprise the largest portion of the Company’s Phase II donation to the County. The mill is the only one in the Lake City mining district and construction of another mill of this size would be possible only at substantial cost and subject to considerable environmental constraints.

Golden Wonder.

Geology

Physical, structural and petrologic characteristics of this rhyolite intrusion observed in the underground workings of the Golden Wonder mine demonstrates features characteristic of both an extrusive and intrusive magma, and it is believed that the workings of the Golden Wonder mine are located in the upper reaches of the rhyolitic intrusion where it “welled out” from its vent source, gradually becoming more intrusive in character with depth. It undoubtedly extends downward along its vent source to the original magma chamber from whence it was derived. As observed in the underground workings of the Golden Wonder mine and based on extensive underground and field work, it would appear that the intrusion of the Golden Wonder host rock occurred in a series of pulses. Molten magma moved upward along the vent structure wherein it was emplaced, and solidified. Oftentimes it appears that the rock unit was only partially solidified when it was deformed by another upward pulse of magma, thereby creating very complex flow-banding within the partially solidified rock. In some instances, the rock unit appears to have been completely solidified, only to have been brecciated by a later pulse of magmatic injection, with fluid magma flowing around these brecciated fragments. In all instances observed, the composition of the magma remained essentially the same throughout its entire emplacement, suggesting the vein structure and the characteristics of the vein mineralization at the Golden Wonder mine is very much different from nearly all the other base-metal mines of the Lake City area, and even differs from that which apparently existed at the Golden Fleece mine. Instead of being of the classic fracture-filling type, where a more-or-less well-defined linear fracture, or set of open fractures, has been filled with ore minerals and gangue, the vein structure at the Golden Wonder mine usually does not follow a well-defined fracture, but in detail is often quite sinuous, enlarging and contracting along its course. Very commonly, the vein dies out completely and most often, a similar en echelon vein segment is located a relatively short distance away. The vein structure typically ranges from only a fraction of an inch thick to several feet across, but may enlarge significantly within ore shoots.

The Golden Wonder, near Lake City, Colorado, is located in the historic “Colorado Mineral Belt” from which over 25 million ounces of gold have been produced dating back to the mid 1800s.

History

The Golden Wonder Property consists of three patented and 25 unpatented mining claims located approximately 2- 1/2 miles south of Lake City, Colorado.  The mine has been worked intermittently since its discovery in 1880.  The mine is at an elevation of 10,323 feet and is situated on a hill slope approximately 1,500 feet above the valley floor. The initial discovery was made after finding high-grade float on the surface containing free gold. A limited body of ore was mined prior to 1889. The Golden Wonder Property was generally unworked through 1930. From 1930 to 1969, sporadic mining and exploration efforts were conducted, some of which resulted in the extraction of an undetermined amount of gold bearing ore.

During the summer of 1969, Southern Union Production Company ("Supron") began an exploration program at the Golden Wonder. Out of this, the SUPCO winze (a steeply inclined passageway connecting the mine workings) was started in the winter of 1970-1971 and completed to a depth of approximately 150 feet below the third level of the mine, with lateral drifting along the course of mineralization off the winze on the fourth level. Work was halted on the property in 1972, when Supron decided to discontinue all its metallic mineral operations in the western United States and South America. In 1973, Rocky Mountain Ventures secured a lease on the Property and shipped a small tonnage of dump material to a mill then operating at Crested Butte, Colorado for processing.  Lake City Mines, Inc. acquired the property from Supron in 1977 and conducted extensive underground work including the driving of the 1,600’ sixth level crosscut. LKA acquired an undivided 51% interest in the property in 1982 and commenced exploration shortly thereafter. During this exploration program a limited amount of ore was produced and shipped to the Ute mill for concentrating and later sold to ASARCO as a part of a pilot production program. The mine was shut down shortly thereafter due to falling gold prices. In 1997, Au Mining leased the mine from LKA and commercially produced ore through the second quarter of 2006. Upon terminating its relationship with Au Mining, LKA received an $18 million joint venture proposal from Cambior, Inc. to conduct exploration, establish reserves and, assuming success, resume commercial production. Cambior was acquired by IAM Gold in late 2006, before the joint venture agreement was finalized. In 2007, LKA was offered and finalized a similar joint venture arrangement ($18 million for 50% interest) with Richmont Mines, Inc. In 2008, a program of underground drilling and drifting was proposed and commenced but never completed by Richmont due to cost overruns and inconclusive results from initial drilling efforts. LKA resumed exploration efforts on its own in late 2008, which continue to the present date. Substantial underground drilling and drifting has been performed, resulting in the sale of limited quantities of ore containing over 2,924, ounces of gold. Ore sales have been made to Teck Resources, Kinross and Yukon-Nevada Gold. To date, no commercial reserves have been established. Power for mining operations is generated on site. Unpatented claims held by LKA (which may vary in number from year to year) are maintained on Bureau of Land Management property through payment of annual assessment fees.

Commercial Ore Production

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this production was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. From 1997 until the second quarter of 2006, commercial mining operations were conducted by Au Mining, LLC, which leased the mine from LKA. During this period, approximately 8,349 tons of ore containing 133,701 ounces of gold were produced from the mine's fifth, sixth and seventh levels. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average gold price during the period in which the ore was sold was $337.76. Total gold production from the mine under LKA’s ownership has been approximately 139,415 ounces. The average grade of all ore produced during this period was 14.15 ounces gold per ton.

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

However, there is a potential pending claim against a portion of our Ute properties.  As discussed above, the EPA has recently approved a property remediation and stabilization plan developed by the Division of Reclamation, Mining & Safety for a certain portion of the Ute properties. In discussions with senior EPA project officials, LKA expects minimal or no liability for the cost associated with this project since the affected area lies mostly outside of LKA’s permitted area of operations. The remediation project is expected to begin in the summer of 2013 and completed by late fall, 2013. The estimated cost of the project is $1 million and will be funded with CERCLA funds directed by EPA.

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “LKAI”.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2011 and 2012.  These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2011 through March 31, 2011	$1.70	$0.80

April 1, 2011 through June 30, 2011	$1.30	$0.44

July 1, 2011 through September 30, 2011	$0,80	$0.22

October 1, 2011 through December 31, 2011	$1.30	$0.60

January 1, 2012 through March 31, 2012	$0.90	$0.40

April 1, 2012 through June 30, 2012	$1.50	$0.50

July 1, 2012 through September 30, 2012	$1.20	$0.60

October 1, 2012 through December 31, 2012	$1.10	$0.50

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	500,000	$1.00	-0-
Total	500,000	$1.00	-0-

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 2, 2012, LKA issued to Riverview Capital 107,500 “unregistered” and “restricted” shares of its common stock for consulting services rendered and recognized $129,000 in expense, or $1.20 per share.  The offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Sections 4(2) of the Act.

On October 18, 2012, LKA issued to Coal Creek Construction 50,000 “unregistered” and “restricted” shares of its common stock for services rendered and recognized $52,000 in expense, or $1.04 per share.  The offer and sale of these securities was exempt from the registration requirements of the Act pursuant to Sections 4(2) of the Act.

In or around October, 2012, the Company issued 394,823 shares of common stock to Sonata Multi-Manager Fund,  LP in exchange for the cancellation of debt in the amount of $197,411.  The issuance of the shares was exempt from the registration requirements of the Act pursuant to Section 3(a)(10) of the Act and by virtue of the fact the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida found the transaction to be fair, reasonable and equitable.

In or around October, 2012, the Company issued 400,000 shares of common stock to Brannon Limited Partnership in exchange for the cancellation of debt in the amount of $1,132,083.  In exchange for the cancellation of the debt, Brannon Limited Partnership also has the right to receive 5,200,000 shares of common stock in the future.  The issuance of the shares was and is exempt from the registration requirements of the Act pursuant to Section 3(a)(10) of the Act and by virtue of the fact the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida found the transaction to be fair, reasonable and equitable.

In or around October, 2012, the Company issued 187,291 shares of common stock to C.K. Cooper & Company, Inc. in exchange for the cancellation of debt in the amount of $93,645.  The issuance of the shares was exempt from the registration requirements of the Act pursuant to Section 3(a)(10) of the Act and by virtue of the fact the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida found the transaction to be fair, reasonable and equitable.

In or around October, 2012, the Company issued 272,964 shares of common stock to Cognitive Associates Limited Partnership in exchange for the cancellation of debt in the amount of $136,481.  The issuance of the shares was exempt from the registration requirements of the Act pursuant to Section 3(a)(10) of the Act and by virtue of the fact the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida found the transaction to be fair, reasonable and equitable.

In or around October, 2012, the Company issued 32,033 shares of common stock to Cognitive Intelligence Limited Partnership in exchange for the cancellation of debt in the amount of $16,016.  The issuance of the shares was exempt from the registration requirements of the Act pursuant to Section 3(a)(10) of the Act and by virtue of the fact the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida found the transaction to be fair, reasonable and equitable.

Use of Proceeds of Registered Securities

During the year ended December 31, 2012, we did not receive any proceeds from the sale of registered securities.

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

Liquidity and Capital Resources

Current assets at December 31, 2012, totaled $240,541, which was comprised of cash totaling $87,329, accounts receivable of $151,524 and prepaid expenses of $1,688.

During fiscal 2012, our operating activities used net cash of $49,268.  In 2011, by contrast, operating activities provided net cash of $123,247.  Net cash used by investing activities was $6,734 in 2012 compared to $0 in 2011.  Net cash provided for financing activities decreased to $87,329 in 2012, compared to $143,331 in 2011.  At December 31, 2012, the Company had a working capital deficit of $203,172, as compared to $1,731,057 at December 31, 2011.

Results of Operations

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

During the calendar year ended December 31, 2012, we recognized revenue of $1,726,224 from the sale of gold ore, compared to $851,561 in 2011.  These ore sales resulted from our exploration activities at the Golden Wonder mine.  Exploration expenses increased from $587,138 in 2011 to $1,092,728 in 2012, or approximately 86%.  Professional fees decreased by $91,617, or approximately 17%, mainly due to a reduction of non-cash equity compensation expense,  from $430,504  during 2011to $129,000 during 2012. Royalty expense increased by $45,896, or approximately 102%, as a result of increased ore sales.  General and administrative expenses increased by $14,358, or approximately 9% in 2012. Officer salaries and bonuses decreased by $685,947 in 2012 due to the issuance of non-cash equity compensation recognized in 2011.  Due to our substantially increased sale of gold ore, we incurred an operating loss of $226,340 during the calendar year ended December 31, 2012, as compared to an operating loss of $1,312,723 in 2011.  Our total other expenses increased to $2,484,066 in 2012, from $259,282 in the prior year, mainly as a result of a one-time non-cash loss on debt conversion expense of $2,347,214 being recognized in 2012.  Interest expense decreased to $136,860 in 2012 from $259,282 in 2011, mainly due to the conversion of notes payable to common stock during October 2012.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors
LKA Gold, Inc. (formerly LKA International Inc.)
Gig Harbor, WA

We have audited the consolidated balance sheets of LKA Gold Inc. and its subsidiary, (formerly LKA International, Inc. and its subsidiary) (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA Gold Inc. and its subsidiary as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LKA Gold Inc. will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, LKA Gold Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 11. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 1, 2013

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Consolidated Balance Sheets

ASSETS
	December 31,
	2012	2011
CURRENT ASSETS

Cash	$87,329	$143,331
Accounts receivable	151,524	-
Prepaid expenses	1,688	-

Total Current Assets	240,541	143,331

FIXED ASSETS

Land, equipment, mining claims and asset retirement obligations	807,085	800,351
Accumulated depreciation	(256,957)	(218,541)

Total Fixed Assets, Net of Accumulated Depreciation	550,128	581,810

OTHER NON-CURRENT ASSETS

Reclamation Bonds	123,597	123,597

TOTAL ASSETS	$914,266	$848,738

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
CURRENT LIABILITIES	2012	2011

Accounts payable	$223,596	$200,877
Accounts payable – related party	64,545	67,205
Note payable	10,000	234,000
Notes payable - related party	-	829,124
Accrued interest payable	-	19,607
Accrued interest payable - related party	-	344,508
Accrued wages and advances payable to officer	145,572	179,067

Total Current Liabilities	443,713	1,874,388

NON-CURRENT LIABILITIES

Asset retirement obligation	123,086	119,159

Total Liabilities	566,799	1,993,547

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 14,816,913 and 8,172,302 shares issued, and 9,573,289 and 8,128,678 shares outstanding, respectively	14,817	8,172
Additional paid-in capital	13,559,201	9,363,164
Treasury stock; 43,624 and 43,624 shares at costs, respectively	(86,692)	(86,692)
Accumulated deficit	(13,139,859)	(10,429,453)

Total Stockholders' Equity (Deficit)	347,467	(1,144,809)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$914,266	$848,738

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Consolidated Statements of Operations

	Year Ended
	December 31,
REVENUES	2012	2011

Sales - precious metals	$1,726,224	$851,561

EXPLORATION COSTS

Exploration and related costs	(1,092,728)	(587,138)

GROSS MARGIN	633,496	264,423

GENERAL AND ADMINSTRATIVE EXPENSES

Professional fees	446,108	537,725
Royalty expense	90,694	44,798
General and administrative	173,034	158,676
Officer salaries and bonus	150,000	835,947

Total General and Administrative Expenses	859,836	1,577,146

OPERATING LOSS	(226,340)	(1,312,723)

OTHER INCOME (EXPENSE)

Loss on debt conversion	(2,347,214)	-
Interest expense	(136,860)	(259,282)
Interest income	8	-

Total Other Income (Expense)	(2,484,066)	(259,282)

NET LOSS	$(2,710,406)	$(1,572,005)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.32)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,506,653	7,820,565

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2012 and 2011
	CommonStock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2010	7,695,302	$7,695	43,624	$86,692	$8,247,190	$(8,857,448)	$(689,255)

Common stock issued for services	227,000	227	-	-	274,873	-	275,100

Common stock issued for officer bonus	250,000	250	-	-	324,750	-	325,000

Common stock options issued for officer bonus	-	-	-	-	360,947	-	360,947

Common stock warrants issued for services	-	-	-	-	155,404	-	155,404

Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,572,005)	(1,572,005)

Balance, December 31, 2011	8,172,302	8,172	43,624	86,692	9,363,164	(10,429,453)	(1,144,809)

Common stock issued for services	157,500	157	-	-	180,843	-	181,000

Common stock issued for debt and interest	6,487,111	6,488	-	-	3,880,622	-	3,887,110

Common stock warrants issued for services	-	-	-	-	134,572	-	134,572

Net loss for the year ended December 31, 2012	-	-	-	-	-	(2,710,406)	(2,710,406)

Balance, December 31, 2012	14,816,913	$14,817	43,624	$86,692	$13,559,201	$(13,139,859)	$347,467

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,710,406)	$(1,572,005)
Items to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	38,416	35,458
Accretion of asset retirement obligation	3,927	3,652
Loss on debt conversion	2,347,214	-
Common stock options, warrants and shares issued for services and officer bonus	315,571	1,116,451
Changes in operating assets and liabilities
(Increase) decrease in prepaid and other assets	(1,688)	3,864
(Increase) decrease in accounts receivable	(151,524)	89,384
Increase in accounts payable and accounts payable - related party	20,059	73,912
Increase in accrued expenses	89,163	372,531
Net Cash (Used) Provided by Operating Activities	(49,268)	123,247

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(6,734)	-
Net Cash Used by Investing Activities	(6,734)	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	(56,002)	123,247
CASH AT BEGINNING OF PERIOD	143,331	20,084

CASH AT END OF PERIOD	$87,329	$143,331

CASH PAID FOR:
Interest	$9,100	$300
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of derivative liability to note payable	$-	$84,283
Common stock issued for notes payable, notes payable – related party and accrued interest	$1,539,897	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA Gold, Inc. (formerly LKA International, Inc.), a Delaware corporation and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation (LKA).  LKA was incorporated on March 15, 1988, under the laws of the State of Delaware.  During March 2013, LKA changed its name from LKA International, Inc. to LKA Gold, Inc.

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

b.                 Basic and Diluted Loss Per Share

LKA presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS includes 5,200,000 shares of common stock issued, but not yet outstanding related to the conversion of debt to equity (see Note 10) and excludes all dilutive potential shares if their effect is anti-dilutive. LKA had net losses as of December 31, 2012 and 2011, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

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

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$1,000,338	$974,318
Accrued expenses	71,440	83,732
Valuation allowance	(1,071,778)	(1,058,050)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Pre-tax book income (loss)	$(921,358)	$(537,482)
Meals and entertainment	1,129	721
Common stock, options and warrants issued for services and debt discount	107,294	379,593
Related party accruals	(12,293)	25,712
Accretion	1,335	1,242
Loss on debt conversion	798,053	-
Net operating loss carry forward	1,000,338	974,317
Valuation allowance	(974,498)	(844,103)
Federal Income Tax	$-	$-

LKA had net operating losses of approximately $2,292,000 that expire in years through 2021.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f.                 Cash Equivalents

LKA considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

g.                 Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due on ore sales, are unsecured and are carried at their estimated collectible amounts.  Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest. Accounts receivable are periodically evaluated for collectability based on past credit history with clients.  Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

h.                 Principles of Consolidation

The consolidated financial statements include those of LKA Gold, Inc., a Delaware corporation and its wholly-owned subsidiary LKA International, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated.

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.                 Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

j.                 Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectability is reasonably assured.  Revenue is generated through the sale of gold and silver ore and is recognized upon acceptance of ore delivery from the smelter. During the years ended December 31, 2012 and 2011, LKA recognized $1,726,224and $851,561 from the delivery of gold and silver ore from the Golden Wonder mine, respectively.  LKA’s receivable at December 31, 2012 of $151,524 and all the revenue recognized during the years ended December 31, 2012 and 2011 are from one source, Echo Bay Minerals Company in Republic, Washington.

k.                 Securities and Investments

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

l.                 Stock-Based Compensation

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

m.                 Fair Value of Financial Instruments

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

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.                 Fair Value of Financial Instruments (Continued)

associated with the inputs used to measure their fair value. Hierarchical levels, defined by the FASB and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

n.                 New Accounting Pronouncements

LKA has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

o.                 Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2012, with no effect on previously reported net income or stockholder’s equity (deficit).

p.                 Accounting for Derivative Instruments

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

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

q.                 Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.”  The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2012 or 2011.

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Land improvements	Estimated life of mine
Mining equipment	3 – 5 years
Vehicles	5 years

Fixed assets and accumulated depreciation are as follows:
	December 31,
	2012	2011
Fixed assets:
Land	$376,442	$376,442
Mining claims	12,137	12,137
Land improvements	128,580	121,846
Automobile	66,923	66,923
Mining equipment	124,976	124,976
Unamortized asset retirement obligation (Note 3)	98,027	98,027
Less: Accumulated depreciation	(256,957)	(218,541)
Total fixed assets	$550,128	$581,810

Depreciation expense for the years ended December 31, 2012 and 2011 was $38,416 and $35,458, respectively.

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

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

NOTE 3 -      ASSET RETIREMENT OBLIGATIONS (CONTINUED)

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

As of December 31, 2012 and 2011, LKA holds reclamation bonds totaling $123,597 and $123,597, respectively, in the name of the State of Colorado (the State) for both the Ute Ule and Golden Wonder mines.  These amounts are being held by the State until the mines are closed and reclamation activities begin.

Accretion expense on asset retirement obligations for the years ended December 31, 2012 and 2011 was $3,927 and $3,652, respectively.

NOTE 4 -      RELATED PARTY TRANSACTIONS

Notes Payable

Cognitive Associates Limited Partnership

As of December 31, 2011, LKA had a note payable to Cognitive Associates Limited Partnership totaling $56,828 in unpaid principal from a note dated December 31, 1986.  The note was unsecured, due upon demand, and accrued interest at 10% per annum.  The note was converted to common stock during October 2012 (see Note 10).  Accrued interest related to this note totaled $76,337 as of December 31, 2011.

As of December 31, 2011, LKA had a note payable to Cognitive Intelligence Limited Partnership totaling $5,975 in unpaid principal from a note dated October 1, 1987.  The note was unsecured, due upon demand, and accrued interest at 10% per annum.  The note was converted to common stock during October 2012 (see Note 10).  Accrued interest related to this note totaled $9,693 as of December 31, 2011.

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

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

During the year ended December 31, 2012, PanAmerican sold the Note to an unrelated third party, Brannon Limited Partnership (Brannon), with no change to the Note terms.  As such, LKA has reclassified the presentation of the Note principal and accrued interest as an un-related party debt.  The Note was converted to common stock during October 2012 (see Note 10).

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2012 and 2011, LKA owes Abraham & Co $43,500 and $31,000 on this obligation, respectively.

Accounts and Wages Payable

At December 31, 2012 and 2011, LKA owes $21,045 and $36,205, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $0 and $12,500 for non-interest bearing, short-term operating loans to LKA at December 31, 2012 and 2011, respectively, and $145,572 and $166,567 in unpaid salary at December 31, 2012 and 2011, respectively.

Common Stock and Common Stock Options

On December 28, 2007, LKA’s board of directors authorized the issuance of options to purchase 500,000 shares of LKA’s common stock to an officer and shareholder for services previously rendered. The options have an exercise price of $0.80 per share, and have a five-year term from the date of grant.  These options expired unexercised during the year ended December 31, 2012 (See Note 9).

On October 26, 2011, LKA’s board of directors authorized the issuance of 250,000 shares and options to purchase 500,000 shares of LKA’s common stock to an officer and shareholder for services previously rendered. The options have an exercise price of $1.00 per share, and have a three-year term from the date of grant (See Note 9).

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

NOTE 5 -      MINE OPERATING AGREEMENT

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

In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.  During and as of the years ended December 31, 2012 and 2011, LKA paid Coal Creek $840,084 and $529,000 for Mine Operator Services and accrued an additional $121,644 and $83,289 in remaining reimbursable expense related to ore shipments, respectively.

NOTE 6 -    NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ule Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon recent discussions with Hinsdale County Colorado officials, the Federal Environmental Protection Agency’s (the “EPA”) regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, LKA management expects this project will have a negligible impact on the LKA’s financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, LKA management believes it is a remote possibility there will be a material impact to its financial statements and no liability for this project has been recorded as of the year ended December 31, 2012.

NOTE 7 -         COMMITMENTS AND CONTINGENCIES

Except as discussed above in Note 6, LKA is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

NOTE 8 -          COMMON STOCK

During February 2011, LKA entered into a consulting agreement for investor and public relations services. As a result of this agreement, LKA issued 25,000 shares of its fully vested common stock.  LKA recorded $37,500 in consulting expense, or $1.50 per share.

During March 2011, LKA issued 10,000 share of its common stock to a consultant for services rendered.  LKA recorded $13,600 in consulting expense, or $1.36 per share.

During April 2011, LKA issued a consultant 25,000 shares of its common stock for services rendered and recognized $28,000 in expense, or $1.12 per share.

During April 2011, LKA issued a consultant 7,500 shares of its common stock for services rendered and recognized $4,650 in expense, or $0.62 per share.

During August 2011, LKA issued a consultant 17,500 shares of its common stock for services rendered and recognized $11,550 in expense, or $0.66 per share.

During October 2011, LKA engaged Newport Coast Securities, Inc. as its investment banker to explore financing opportunities for the Company and its Golden Wonder mining project.  As a result of this agreement, LKA agreed to issue Newport 75,000 shares of LKA common stock and recognized $97,500 in expense, or $1.30 per share.

During October 2011, LKA issued a consultant 50,000 shares of its common stock for services rendered and recognized $67,000 in expense, or $1.34 per share.

During October 2011, LKA issued its Chairman and CEO 250,000 shares of common stock and recognized $325,000 in expense, or $1.30 per share.

During December 2011, LKA issued a consultant 17,000 shares of its common stock for services rendered and recognized $15,300 in expense, or $0.90 per share.

During July 2012, LKA entered into a one year Financial Consulting Agreement.  The Financial Consulting Agreement required LKA to issue 107,500 shares of its common stock and pay $40,000 in cash.  LKA recognized expense of $129,000, or $1.20 per share.

During October 2012, LKA issued an aggregate of 6,487,111 shares of common stock to two related parties and three unrelated parties for $1,053,124 of debt principal, $486,773 of accrued interest and recognized a $2,347,214 loss on conversion of debt (see Note 10)

During October 2012, LKA issued Coal Creek 50,000 shares of common stock as a one-time production bonus and recognized expense of $52,000, or $1.04 per share.

NOTE 9 -     COMMON STOCK OPTIONS AND WARRANTS

Common Stock Options

On December 28, 2007, LKA granted an option to its President to purchase 500,000 shares of LKA’s common stock at an exercise price of $0.80 per share, exercisable for five years from the date of grant (the “2007 Options”).  The resulting fair value estimate, net of tax, totaled $415,092. This amount was recorded as a current period expense during the fourth quarter of 2007.

During October 2011, LKA issued its Chairman and CEO 250,000 shares of common stock and options to purchase up to 500,000 shares of LKA common stock at $1.00 per share for 3 years.  The shares and options were issued for services rendered related to the continued management and operation of the company.

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

NOTE 9 -       COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Common Stock Options (Continued)

The warrants were valued at $360,947 using the Black-Scholes option fair value pricing model using the following assumptions:
Stock price on grant date	$1.30
Exercise price	$1.00
Expected time to exercise	1.5 years
Risk free interest rate	0.69%
Volatility	106.56%
Expected forfeiture rate	0.00%

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2012 and 2011:
	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life
Options exercisable at December 31, 2010	500,000	$0.80	1.00
Granted	500,000	1.00	3.00
Exercised	-	-	-
Expired	-	-	-
Options exercisable at December 31, 2011	1,000,000	0.90	2.00
Granted	-	-	-
Exercised	-	-	-
Expired	(500,000)	0.80	-
Options exercisable at December 31, 2012	500,000	$1.00	2.00

The aggregate intrinsic value of stock options was $0 and $0 at December 31, 2012 and 2011, respectively.

Common Stock Warrants

During December 2010, LKA granted fully vested warrants to purchase 42,000 share of its common stock for 36 months at $1.86 per share as debt offering costs related to the issuance of convertible notes payable (see Note 10).  The warrants were valued at $28,137 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$1.70
Exercise price	$1.86
Expected time to exercise	3 years
Risk free interest rate	0.80%
Volatility	192.45%
Expected forfeiture rate	0.00%

During April 2011, LKA entered into an interim consulting agreement with Francois Viens to act as a special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As part of the consulting agreement, Mr. Viens is to be paid consulting fees for any work done on projects pre-approved by the LKA board of directors.  An initial incentive compensation for his services, LKA agreed to issues Mr. Viens warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting schedule as follows:

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

NOTE 9 -       COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Common Stock Warrants (Continued)

Warrant I for 100,000 shares exercisable at $1.60 per share, to be issued as of May 1, 2011
Warrant II for 75,000 shares exercisable at $2.40 per share, to be issued one year later, or May 1, 2012
Warrant III for 75,000 shares exercisable at $3.60 per share, to be issued one year later, or May 1, 2013

Each warrant has a term of two and one-half years. In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.

The Warrant I - III tranches were valued at $91,905, $64,955 and $60,586 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$1.18
Exercise price	$1.60 – 3.60
Expected time to exercise	2.5 years
Risk free interest rate	0.69%
Volatility	164.93%
Expected forfeiture rate	0.00%

During the years ended December 31, 2012 and 2011, LKA expensed $0 and $91,905 related to Warrant I, respectively, $21,651 and $43,304 related to Warrant II, respectively and  $30,293 and $20,195 related to Warrant III, respectively. The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

During February 2012, LKA entered into an agreement with Rauno Perttu to act as Chief Geologist and special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As part of the agreement, Mr. Perttu is to be paid consulting fees for any work done on projects pre-approved by the LKA board of directors.  An initial incentive compensation for his services, LKA agreed to issues Mr. Perttu warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting schedule as follows:

Warrant I for 100,000 shares exercisable at $0.80 per share, to be issued as of March 1, 2012.
Warrant II for 75,000 shares exercisable at $1.20 per share, to be issued one year later, or March 1, 2013.
Warrant III for 75,000 shares exercisable at $1.60 per share, to be issued one year later, or March 1, 2014.

Each warrant has a term of two and one-half years.  In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.

The Warrant I - III tranches were valued at $44,792, $29,769 and $26,947 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.70
Exercise price	$0.80 – 1.60
Expected time to exercise	2.5 years
Risk free interest rate	0.35%
Volatility	121.02%
Expected forfeiture rate	0.00%

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

NOTE 9 -      COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Common Stock Warrants (Continued)

During the year ended December 31, 2012, LKA expensed $44,791 related to Warrant I, $26,047 related to Warrant II, respectively, and $11,789 related to Warrant III, respectively. The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2011 and 2012:
	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2010	42,000	$1.86	2.93
Granted	250,000	2.44	2.62
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2011	292,000	2.36	2.62
Granted	250,000	1.16	2.58
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2012	542,000	$1.80	2.06

NOTE 10 -       NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

During December 2010, LKA issued a Convertible Note Payable for cash of $150,000.  The Convertible Note Payable accrued interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011 and was convertible upon the consummation of a sale of equity securities of LKA at a conversion price equal to the price per share paid by the investors in such financing.  During June 2011, the Convertible Note Payable became past due and pursuant to its terms, the to-date interest and commission expense of $18,000 was reclassified to note principle began to accrue interest at 15% per annum.   The Convertible Note Payable was converted to common stock during October 2012 (see Note Settlement Agreements below).  Accrued interest on the Convertible Note Payable totaled $14,705 at December 31, 2011.

During December 2010, LKA issued a convertible note payable for cash of $50,000.  The convertible note accrued interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011 and is convertible upon the consummation of a sale of equity securities of the Company for cash in an equity financing at a conversion price equal to the price per share paid by the investors in such financing.  During June 2011, the convertible note payable became past due and pursuant to the terms of the note, the to-date interest and commission  expense of $6,000 as of June  1, 2011 was reclassified to note principle and the total then began to accrue interest at 15% per annum.   Accrued interest on the Convertible Note Payable totaled $4,902 at December 31, 2011.

Note Settlement Agreements

Effective as of August 14, 2012, LKA, executed a Letter Agreement with Brannon whereby, the parties agreed to settle the entire unpaid principal balance of $766,321 and accrued interest of $365,762 on the Note through the issuance of a total of six million shares of LKA common stock at a pre-split settlement price of $0.1886 per share. Accrued interest on the Note totaled $258,478 at December 31, 2011.

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

NOTE 10 -        NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Note Settlement Agreements (Continued)

Under the Letter agreement, LKA was required to deliver to Brannon a stock certificate representing 400,000 shares of post reverse split common stock and Brannon is to provide LKA written notice of its election when to issue the remaining 5,200,000 common shares of LKA.  The 5,200,000 shares of issued, but not outstanding common shares to Brannon are not subject to the 1:2 reverse stock split.

On August 31, 2012, LKA executed a separate Note Settlement Agreement with each of the following four creditors:  Cognitive Associates Limited Partnership; Cognitive Intelligence Limited Partnership; C.K. Cooper & Company, Inc.; and Sonata Multi-Manager Fund, LP (collectively, the Noteholders).  Under the terms of each Note Settlement Agreement, each of the Noteholders agreed to settle the outstanding principal and interest owed to each in consideration of the issuance of shares of LKA common stock at a settlement price of $0.50 per share.

The total principal and interest settled by each Noteholder (the Settlement Amount), and the number of shares to be issued to each (the Settlement Shares), are indicated below:
Noteholder	Settlement Amount	Settlement Shares
Cognitive Associates Limited Partnership	$136,481	272,964
Cognitive Intelligence Limited Partnership	16,017	32,033
C.K. Cooper & Company, Inc.	57,904	187,291
Sonata Multi-Manager Fund, LP	197,412	394,823
Brannon	1,132,083	5,600,000
Totals	$1,539,897	6,487,111

LKA was required, within 90 days of the date of the Letter Agreement and Note Settlement Agreement, to proceed with the court hearing process for the Settlement Shares to be issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.   On October 15, 2012, the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida, issued its Consent Final Judgment with respect to the issuance to the five recipients of a total of 887,111 post-split shares of LKA common stock and with respect to Brannon, a total of 6,000,000 pre-split shares, of which 800,000, or 400,000 post-split shares, were issued at December 31, 2012.

Notes and convertible notes payable consisted of the following at December 31:

.
	2012	2011
Note payable to an individual, 12% interest per annum, unsecured, due upon demand	$10,000	$10,000

Note payable to related parties, 10% interest per annum, unsecured, due upon demand (Note 4)	-	62,803

Note payable to a related company, 24% interest per annum, secured by asset of LKA, due upon demand (Note 4)	-	766,321

Note payable to a related company, 10% interest per annum, secured by asset of LKA, due January 4, 2011(Note 4)	-	-

Convertible note payable to a company, 15% interest per annum, unsecured, due upon demand	-	56,000

Convertible note payable to a company, 15% interest per annum, unsecured, due upon demand	-	168,000

Total Notes and Convertible Notes Payable	$10,000	$1,063,124

LKA GOLD, INC.
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to Consolidated Statements (Continued)

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

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. During this evaluation period, sampling and analysis of exposed veins yielded encouraging results and some precious metals revenues. While encouraging, no conclusion can be drawn at this time about the commercial viability of the mine and LKA continues to pursue its exploration program and potential joint venture or lease arrangements for the property.

In order to support continued operation of the mine, LKA entered into several financing transactions during the year ended December 31, 2011 and plans on raising additional funding during 2013 to support the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

NOTE 12 -       SUBSEQUENT EVENTS

During March 2013, LKA’s board of directors authorized a 1-for-2 reverse stock split that took effect immediately.  All common stock, stock option and stock warrant information presented in the consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the reverse stock split.

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

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2012, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2012 fiscal year, there were no changes in our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None

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

Background and Business Experience

Kye Abraham, President, Chairman of the Board Mr. Abraham is 54 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered FINRA broker/dealer and Registered Investment Adviser. Mr. Abraham is also the Managing Partner of Caldera.

Nanette Abraham, Secretary/Treasurer and Director. Mrs. Abraham, age 55, and, until recently was employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991.  She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

Significant Employees

LKA has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships

Our President, Kye Abraham, is the husband of Nanette Abraham, who is our Secretary/Treasurer.

Involvement in Other Public Companies Registered Under the Exchange Act

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2012, there were no late filings, no failures to make filings and no unreported transactions.

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the calendar year ended December 31, 2012, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/12 12/31/11 12/31/10	$138,000 $138,000 $138,000	0 0 0	0 325,000(1) 0	0 360,947(2) 0	$138,000 $823,947 $138,000
Nannette Abraham Sec./Treas, Director	12/31/12 12/31/11 12/31/10	$12,000 $12,000 $12,000	0 0 0	0 0 0	0 0 0	$12,000 $12,000 $12,000

(1)  On October 26, 2011, the Company issued to Mr. Abraham 250,000 “unregistered” and “restricted” shares of common stock.

(2)  On October 26, 2011, the Company granted to Mr. Abraham options to purchase up to one half million (500,000) “unregistered” and “restricted” shares of common stock at a price of $1.00 per share, exercisable for a period of three years.

Beginning in October, 2006, Kye Abraham began receiving a salary of $12,500 per month for his services to LKA. Prior to that, his salary was $10,000 per month. We do not have any employment agreements with Mr. Abraham or with any other party.

Outstanding Equity Awards at Fiscal Year End

                Option Awards                      Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kye Abraham	250,000	0	0	(1)	(1)	0	0	0	0
Nanette Abraham	0	0	0	0	0	0	0	0	0

(1On October 26, 2011, the Company granted to Mr. Abraham options to purchase up to two hundred fifty thousand (250,000) “unregistered” and “restricted” shares of our common stock at a price of $2.00 per share, exercisable for three years.

Compensation of Directors

Our directors are not compensated for their service on the board of directors.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company’s common stock as of March 27, 2012:

Ownership of Principal Shareholders
Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	5,074,289(1)	47.8%(2)

(1) Consists of 789,571 shares that are held directly by Mr. And Ms. Abraham; 3,217,021 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; and 67,697 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.   This figure also includes 500,000 shares underlying options to purchase shares of our common stock at $1.00 per share.

(2) Based on a total of 10,611,961 shares outstanding, which includes 500,000 shares underlying options to purchase our common stock.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of March 27, 2012:

Ownership of Officers and Directors
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	5,074,289(1)	47.8% (2)
Common Stock	Nanette Abraham	(3)

(1) Consists of 789,571 shares that are held directly by Mr. And Ms. Abraham; 3,217,021 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; and 67,697 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.   This figure also includes 500,000 shares underlying options to purchase shares of our common stock at $1.00 per share.

(2 Based on a total of 10,611,961 shares outstanding, which includes 500,000 shares underlying options to purchase our common stock.

(3) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 5,074,289 shares that Mr. Abraham beneficially owns.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	250,000	$2.00	-0-
Total	250,000	$2.00	-0-

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, during the past fiscal year, the Company has not entered into any transaction with a related person, and there is no currently proposed transaction with a related person, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years.

In or around October, 2012, the Company issued 272,964 shares of common stock to Cognitive Associates Limited Partnership in exchange for the cancellation of debt in the amount of $136,481.  The issuance of the shares was exempt from the registration requirements of the Act pursuant to Section 3(a)(10) of the Act and by virtue of the fact the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida found the transaction to be fair, reasonable and equitable.   Cognitive Associates Limited Partnership is an affiliate of the Company.

In or around October, 2012, the Company issued 32,033 shares of common stock to Cognitive Intelligence Limited Partnership in exchange for the cancellation of debt in the amount of $16,016.  The issuance of the shares was exempt from the registration requirements of the Act pursuant to Section 3(a)(10) of the Act and by virtue of the fact the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida found the transaction to be fair, reasonable and equitable.   Cognitive Intelligence Limited Partnership is an affiliate of the Company.

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, administrative services, and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and Registered Investment Adviser) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2012 and 2011, LKA owes Abraham & Co $43,500 and $31,000 respectively for office rent and administrative services.

As of December 31, 2011, LKA had a note payable to Cognitive Associates Limited Partnership totaling $56,828 in unpaid principal from a note dated December 31, 1986.  The note was unsecured, due upon demand, and accrued interest at 10% per annum.  As noted above, the note was converted to common stock during October 2012.  Accrued interest related to this note totaled $76,337 as of December 31, 2011.

As of December 31, 2011, LKA had a note payable to Cognitive Intelligence Limited Partnership totaling $5,975 in unpaid principal from a note dated October 1, 1987.  The note was unsecured, due upon demand, and accrued interest at 10% per annum.  As noted above, the note was converted to common stock during October 2012.  Accrued interest related to this note totaled $9,693 as of December 31, 2011.

At December 31, 2012 and 2011, LKA owes $21,045 and $36,205, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $0 and $12,500 for non-interest bearing, short-term operating loans to LKA at December 31, 2012 and 2011, respectively, and $145,572 and $166,567 in unpaid salary at December 31, 2012 and 2011, respectively.

Parents of the Smaller Reporting Company

LKA has no parents, except to the extent that Mr. Abraham may be deemed to be its parent by virtue of his beneficial ownership of approximately 49% of its currently outstanding shares.

Director Independence

We do not have any independent directors serving on our Board of Directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012, and 2011:

Fee Category	2012	2011
Audit Fees	$20,000	$30,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$20,000	$30,000

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2012 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibits

Exhibit Number	Description (1)
3.1	Certificate of Incorporation (2)
3.2	By-laws (2)
14	Code of Conduct (3)
31.1	302 Certification of Kye Abraham
31.2	302 Certification of Nanette Abraham
32	906 Certification
99	NASDAQ Rule 4200(a)(15)
101 INS	XBRL Instance Document*
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101 LAB	XBRL Taxonomy Extension Label Linkbase Document*
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101 SCH	XBRL Taxonomy Extension Schema Document*

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

LKA INTERNATIONAL, INC.

Date:	April 1, 2013	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA INTERNATIONAL, INC.

Date:	April 1, 2013	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	April 1, 2013	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director