Form 10-Q
period 2013-03-31
LKA GOLD Inc /DE/
filed 2013-05-14
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-17106

LKA GOLD INCORPORATED
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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 9, 2013 – 14,811,913 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of LKA Gold Incorporated, a Delaware corporation (the “Registrant,” the “Company” or “LKA”) required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA GOLD INCORPORATED
(FORMERLY LKA INTERNATIONAL, INC.)
Consolidated Balance Sheets

ASSETS

	March 31, 2013	December 31, 2012
CURRENT ASSETS	(Unaudited)
Cash	$18,736	$87,329
Accounts receivable	134,745	151,524
Prepaid expenses	10,972	1,688
Total Current Assets	164,453	240,541

FIXED ASSETS
Land, equipment and mining claims	807,085	807,085
Accumulated deprecation	(265,931)	(256,957)
Total Fixed Assets, Net of Accumulated Depreciation	541,154	550,128

OTHER NON-CURRENT ASSETS
Reclamation bonds	123,597	123,597

TOTAL ASSETS	$829,204	$914,266
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$173,605	$223,596
Accounts payable – related party	56,856	64,545
Note payable	10,000	10,000
Accrued wages and advances payable to officer	152,747	145,572
Total Current Liabilities	393,208	443,713

NON-CURRENT LIABILITIES
Asset retirement obligation	124,142	123,086
Total Liabilities	517,350	566,799

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,811,913 and 14,816,913 shares issued and 8,123,678 and 8,128,678 shares outstanding, respectively	14,812	14,817
Additional paid-in capital	16,329,869	13,559,201
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(15,946,135)	(13,139,859)
Total Stockholders' Equity	311,854	347,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$829,204	$914,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
(FORMERLY LKA INTERNATIONAL, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

REVENUES
Sales - precious metals	$289,026	$193,893

EXPLORATION COSTS	(217,511)	(275,110)

GROSS MARGIN (DEFICIT)	71,515	(81,217)

OPERATING EXPENSES
General and administrative	32,899	35,565
Officer salaries	37,500	37,500
Professional and consulting	50,563	99,146
Total Operating Expenses	120,962	172,211

OPERATING LOSS	(49,447)	(253,428)

OTHER INCOME (EXPENSE)
Stock based expense for shares not subject to reverse split	(2,756,000)	-
Interest expense	(831)	(57,429)
Interest income	2	8
Total Other Income (Expense)
	(2,756,829)	(57,421)

NET LOSS	$(2,806,276)	$(310,849)
BASIC NET LOSS PER SHARE	$(0.19)	$(0.04)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,816,023	7,714,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
(FORMERLY LKA INTERNATIONAL, INC.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,806,276)	$(310,849)
Items to reconcile net loss to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	1,056	982
Depreciation and amortization	8,974	9,341
Common stock and warrants issued for services	14,663	74,008
Stock based expense for shares not subject to reverse split	2,756,000	-
Changes in operating assets and liabilities
Decrease in accounts receivable	16,779	-
Increase in prepaid and other assets	(9,284)	-
Increase (decrease) in accounts payable and accounts payable – related party	(57,680)	24,155
Increase in accrued expenses	7,175	59,472
Net Cash Used by Operating Activities	(68,593)	(142,891)

DECREASE IN CASH	(68,593)	(142,891)

CASH AT BEGINNING OF PERIOD	87,329	143,331

CASH AT END OF PERIOD	$18,736	$440

CASH PAID FOR:
Interest	$300	$300
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to the Consolidated Unaudited Financial Statements
March 31, 2013

NOTE 1 -        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (Formerly LKA International, Inc.)  (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

                        Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -       RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $38,000 and $43,500 as of March 31, 2013 and December 31, 2012, respectively.

Related Party Debt – Accounts and Wages Payable

At March 31, 2013 and December 31, 2012, LKA owes $18,856 and $21,045, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $152,747 and $145,572 in unpaid salary at March 31, 2013 and December 31, 2012, respectively,

NOTE 3 -       SIGNIFICANT EVENTS

Precious Metals Sales

During February 2013, LKA delivered a total of approximately 225.6 dry short tons of precious metals ore for processing at a value of $289,026.  At March 31, 2013 and December 31, 2012, LKA had metal sales receivables of $134,745 and $151,524, respectively.

NOTE 4 -       COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

During the three months ended March 31, 2013, LKA determined that 5,000 shares, which had previously been reflected as due and issued for commissions earned on stock sales occurring in 2009, had been returned to the Company and retired at par value.

LKA GOLD INCORPORATED
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to the Consolidated Unaudited Financial Statements
March 31, 2013

NOTE 4 -       COMMON STOCK AND COMMON STOCK WARRANTS (CONTINUED)

Common Stock (Continued)

On March 15, 2013, LKA affected a 1-for-2 reverse-split of its common stock.  As a result, LKA recognized an additional $2,756,000 in non-cash stock based expense related to the exclusion of 5,200,000 pre-split (2,600,000 post-split) issued but not yet outstanding common shares related to October 2012 debt conversions.  The expense was calculated based on the market price of $1.06 per share on the 2,600,000 post-split shares as of March 15, 2013.

Common Stock Warrants

During December 2010, LKA granted fully vested warrants to purchase 42,000 share of its common stock for 36 months at $1.86 per share as debt offering costs related to the issuance of convertible notes payable (see Note 10).  The warrants were valued at $28,137 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$1.70
Exercise price	$1.86
Expected time to exercise	3.0 years
Risk free interest rate	0.80%
Volatility	192.45%
Expected forfeiture rate	0.00%

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

During the three months ended March 31, 2012, LKA expensed $16,239 related to Warrant II. During the three months ended March 31, 2013 and 2012, LKA expensed $7,573 and $7,573 related to Warrant III, respectively. The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

LKA GOLD INCORPORATED
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to the Consolidated Unaudited Financial Statements
March 31, 2013

NOTE 4 -        COMMON STOCK AND COMMON STOCK WARRANTS (CONTINUED)

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

During the three months ended March 31, 2012, LKA expensed $44,791 related to Warrant I. During the three months ended March 31, 2013 and 2012, LKA expensed $3,721 and $3,721 related to Warrant II, respectively, and expensed $3,369 and $1,684 related to Warrant III, respectively. The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

The following table summarizes the outstanding warrants and associated activity for the three months ended March 31, 2013 and the year ended December 31, 2012:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2011	292,000	2.36	2.62
Granted	250,000	1.16	2.58
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2012	542,000	1.80	2.06
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, March 31, 2013	542,000	$1.80	1.81

LKA GOLD INCORPORATED
(FORMERLY LKA INTERNATIONAL, INC.)
Notes to the Consolidated Unaudited Financial Statements
March 31, 2013

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

In order to support continued operation of the mine, LKA entered into several financing transactions during the year ended December 31, 2012, and plans on raising additional funding during 2013 to support the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

Results of Operations

For The Three Months Ended March 31, 2013 Compared to The Three Months Ended March 31, 2012

During the three months ended March 31, 2013, we received $289,026 from gold ore sales compared to $193,893 in the three months ended March 31, 2012. Gold ore shipments made during the quarter contained approximately 257 ounces, compared to 135 in the first quarter of 2012. The gross value of gold ore delivered during the current quarter was approximately $411,402 before processing and milling charges, compared to a gross value of approximately $232,609 in the first quarter of 2012. Average ore grades from first quarter 2013 shipments were approximately 1.14 ounces (32.35 grams) gold per ton, compares to 1.57 ounces (44.45 grams) in the first quarter of 2012.

Exploration expenses decreased from $275,110 in the three months ended March 31, 2012, to $217,511 in the three months ended March 31, 2013, mainly due to a timing difference in the recognition of mine operator and shipping expenses related to exploration efforts in the three months ended March 31, 2013 being realized during the year ended December 31, 2012, not such timing differences were experienced in the three months ended March 31, 2012.

Operating expenses decreased from $172,211 in the quarterly period ended March 31, 2012, to $120,962 in the quarterly period ended March 31, 2013.  Professional and consulting fees decreased to $50,563 in the three months ended March 31, 2013, compared to $99,146 in the three months ended March 31, 2012 period.  General and administrative expenses decreased to $32,899 from $35,565 in the three months ended March 31, 2013 and 2012, respectively.  Officer salaries were $37,500 in both three month periods ending March 31, 2013 and 2012.  We realized operating loss of $49,447 during the three months ended March 31, 2013, as compared to operating loss of $253,438 in the comparable period in 2012.

Interest expense totaled $831 and $57,429 in the three months ended March 31, 2013, and 2012, respectively.  Interest income was $2 in the three months ended March 31, 2013, and $8 in the three months ended March 31, 2012.  Stock based expense totaled $2,756,000 in the three months ended March 31, 2013 due to the valuation of 5,200,000 common shares not being subject to the 2013 reverse stock split, compared to $0 in the three months ended March 31, 2012.

Net loss totaled $2,806,276, or $0.19 per share, in the three months ended March 31, 2013, compared to a net loss of $310,849, or $0.04 per share, in the three months ended March 31, 2012.

Liquidity

Current assets at March 31, 2013 totaled $164,453.  As of that date, we had $18,736 in cash, $134,745 in accounts receivable and $10,972 in prepaid assets, as compared to $87,329 in cash and $151,524 in accounts receivable at December 31, 2012.

During the three months ended March 31, 2013, our operating activities used net cash of $68,593, compared to $142,891 in the comparable 2012 period.  Investing activities and financing activities had no effect on our cash flows in the three months ended March 31, 2013 or 2012.

At March 31, 2013, the Company had a working capital deficit of $228,755, as compared to working capital deficit of $203,172 at December 31, 2012.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the three months ended March 31, 2013, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

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

LKA GOLD INCORPORATED

Date:	May 14, 2013	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 14, 2013	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director