Form 10-Q
period 2013-06-30
LKA GOLD Inc /DE/
filed 2013-08-14
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 14, 2013 – 14,811,913 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets

ASSETS
	June 30, 2013	December 31, 2012
CURRENT ASSETS	(Unaudited)
Cash	$-	$87,329
Accounts receivable	96,952	151,524
Prepaid expenses	5,024	1,688
Total Current Assets	101,976	240,541

FIXED ASSETS
Land, equipment and mining claims	807,085	807,085
Accumulated deprecation	(274,906)	(256,957
Total Fixed Assets, Net of Accumulated Depreciation	532,179	550,128

OTHER NON-CURRENT ASSETS
Reclamation bonds	123,597	123,597

TOTAL ASSETS	$757,752	$914,266

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$207,274	$223,596
Accounts payable – related party	74,456	64,545
Note payable	10,000	10,000
Accrued wages and advances payable to officer	150,092	145,572
Total Current Liabilities	441,822	443,713

NON-CURRENT LIABILITIES
Asset retirement obligation	125,198	123,086
Total Liabilities	567,020	566,799

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,811,913 and 14,816,913 shares issued and 9,568,342 and 9,573,289 shares outstanding, respectively	14,812	14,817
Additional paid-in capital	16,335,762	13,559,201
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692	(86,692)
Accumulated deficit	(16,073,150	(13,139,859)
Total Stockholders' Equity	190,732	347,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$757,752	$914,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Sales - precious metals	$213,601	$658,378	$502,627	$852,271

EXPLORATION COSTS	(232,015)	(298,686)	(449,526)	(573,796)

GROSS MARGIN (LOSS)	(18,414)	359,692	53,101	278,475

OPERATING EXPENSES
Professional fees	21,917	80,946	72,480	180,092
General and administrative	48,064	50,050	80,962	85,615
Officer salaries	37,500	37,500	75,000	75,000
Total Operating Expenses	107,481	168,496	228,442	340,707
OPERATING INCOME (LOSS)	(125,895)	191,196	(175,341)	(62,232)

OTHER INCOME (EXPENSE)
Stock based expense for shares not subject to reverse split	-	-	(2,756,000)	-
Interest expense	(1,121)	(57,739)	(1,952)	(115,168)
Interest income	-	-	2	8
Total Other Income (Expense)		(57,739)	(2,757,950)	(115,160)

NET INCOME (LOSS)	$(127,016)	$133,457	$(2,933,291)	$(177,392)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.02	$(0.20)	$(0.02)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,811,913	8,172,302	14,814,399	8,172,302

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.02	(0.20)	(0.02)
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,816,033	9,489,302	14,813,956	8,172,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,933,291)	$(177,392)
Items to reconcile net loss to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	2,112	1,963
Depreciation and amortization	17,948	18,682
Common stock and warrants issued for services	20,556	97,805
Stock based expense for shares not subject to reverse split	2,756,000
Changes in operating assets and liabilities
Decrease in accounts receivable	54,572	-
Increase in prepaid and other assets	(3,336)	-
Decrease in accounts payable and accounts payable – related party	(6,410)	(68,924)
Increase in accrued expenses	4,520	100,648
Net Cash Used by Operating Activities	(87,329)	(27,218)

DECREASE IN CASH	(87,329)	(27,218)

CASH AT BEGINNING OF PERIOD	87,329	143,331

CASH AT END OF PERIOD	$-	$116,113

CASH PAID FOR:
Interest	$600	$2,575
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2013

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the Six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -                 RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $42,500 and $43,500 as of June 30, 2013 and December 31, 2012, respectively.

Related Party Debt – Accounts and Wages Payable

At June 30, 2013 and December 31, 2012, LKA owes $31,956 and $21,045, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $150,092 and $145,572 in unpaid salary at June 30, 2013 and December 31, 2012, respectively,

NOTE 3 -                 SIGNIFICANT EVENTS

Precious Metals Sales

During February 2013, LKA delivered a total of approximately 225.6 dry short tons of precious metals ore for processing at a value of $289,026.

During May 2013, LKA delivered a total of approximately 105.4 dry short tons of precious metals ore for processing at a value of $116,649.

During June 2013, LKA delivered a total of approximately 99.4 dry short tons of precious metals ore for processing at a value of $96,952.

At June 30, 2013 and December 31, 2012, LKA had metal sales receivables of $96,952 and $151,524, respectively.

Incentive Compensation

During April 2013, the board of directors approved an Incentive Compensation arrangement with Kye Abraham, President and Chairman of the Board of LKA.  Mr. Abraham was conditionally issued a total of 2,000,000 shares of LKA common stock.  The stock will be considered earned on the completion of two events, each worth 1,000,000 shares,  If and when a financing, or series of financings, of one million is completed for LKA and if and when a final resolution is reached with the EPA and/or BLM of other governmental agency that extinguishes the potential environmental liability at the Ute Ulay mine or reduces LKA’s liability to a “de minimis” level.  We have determined that it is not probable that both of these conditions will be met.  Therefore, we have not recognized any expense related to these grants.

NOTE 4 -                 COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

During the Six months ended June 30, 2013, LKA determined that 5,000 shares, which had previously been reflected as due and issued for commissions earned on stock sales occurring in 2009, had been returned to the Company and retired at par value.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2013

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

During the six months ended June 30, 2013, LKA expensed $10,098 related to Warrant III.  During the six months ended June 30, 2012, LKA expensed $21,652 and $15,146 for Warrants II and III, respectively, related to the Viens warrants.  The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2013

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

During the six months ended June 30, 2013, LKA expensed $3,721 and $6,737 related to Warrants II and III, respectively.  During the period ended June 30, 2012, LKA expensed $44,791 related to Warrant I, $11,163 and $5,053 for Warrants II and III, respectively, related to the Perttu warrants.  The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

The following table summarizes the outstanding warrants and associated activity for the six months ended June 30, 2013 and the year ended December 31, 2012:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2011	292,000	2.36	2.62
Granted	250,000	1.16	2.58
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2012	542,000	1.80	2.06
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, June 30, 2013	542,000	$1.80	1.56

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2013

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

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. During this evaluation period, sampling and analysis of exposed veins yielded encouraging results and some precious metals revenues. While encouraging, no conclusion can be drawn at this time about the commercial viability of the mine and LKA continues to pursue potential third party joint venture or lease agreements for the property.

In order to support continued operation of the mine, LKA entered into several debt restructuring transactions during the year ended December 31, 2012, and plans on raising additional funding during 2013 to support the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of commercial production or mine exploration operations which produce positive cash flows, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

Results of Operations

For The Three Months Ended June 30, 2013 Compared to The Three Months Ended June 30, 2012

During the three months ended June 30, 2013, we received $213,601 from gold ore sales compared to $658,378 in the three months ended June 30, 2012. Gold ore shipments made during the quarter contained approximately 205 ounces, compared to 298 in the first quarter of 2012. The gross value of gold ore delivered during the current quarter was approximately $248,742 before processing and milling charges, compared to a gross value of approximately $465,635 in the first quarter of 2012. Average ore grades from first quarter 2013 shipments were approximately 1.08 ounces (30.57 grams) gold per ton, compared to 1.33 ounces (37.70 grams) in the first quarter of 2012.

Exploration expenses decreased from $298,686 in the three months ended June 30, 2012, to $232,015 in the three months ended June 30, 2013, mainly due to a decrease in exploration efforts in the three months ended June 30, 2013.

Operating expenses decreased from $168,496 in the quarterly period ended June 30, 2012, to $107,481 in the quarterly period ended June 30, 2013.  Professional and consulting fees decreased to $21,917 in the three months ended June 30, 2013, compared to $80,946 in the three months ended June 30, 2012 period.  General and administrative expenses decreased to $48,064 from $50,050 in the three months ended June 30, 2013 and 2012, respectively.  Officer salaries were $37,500 in both three month periods ending June 30, 2013 and 2012.  We realized operating loss of $125,895 during the three months ended June 30, 2013, as compared to operating income of $191,196 in the comparable period in 2012.

Interest expense totaled $1,121 and $57,739 in the three months ended June 30, 2013, and 2012, respectively.

Net loss totaled $127,016, or $0.01 per share, in the three months ended June 30, 2013, compared to net income of $133,457, or $0.02 per share, in the three months ended June 30, 2012.

For The Six Months Ended June 30, 2013 Compared to The Six Months Ended June 30, 2012

During the six months ended June 30, 2013, we received $502,627 from gold ore sales compared to $852,271 in the six months ended June 30, 2012. Gold ore shipments made during the period contained approximately 462 ounces, compared to 642 in the six months ended June 31, 2012. The gross value of gold ore delivered during the period was approximately $660,144 before processing and milling charges, compared to a gross value of approximately $881,881 in the six months ended June 31, 2012. Average ore grades from first quarter 2013 shipments were approximately 1.11 ounces (31.57 grams) gold per ton, compared to 1.77 ounces (50.18 grams) in the six months ended June 31, 2012.

Exploration expenses decreased from $573,796 in the six months ended June 30, 2012, to $449,526 in the six months ended June 31, 2013, mainly due to a decrease in exploration efforts in the period ended June 30, 2013.

Operating expenses decreased from $340,707 in the six months ended June 30, 2012, to $228,443 in the six months ended June 30, 2013.  Professional and consulting fees decreased to $72,480 in the six months ended June 30, 2013, compared to $180,092 in the six months ended June 30, 2012.  General and administrative expenses decreased to $80,963 from $85,615 in the six months ended June 30, 2013 and 2012, respectively.  Officer salaries were $75,000 in both six month periods ending June 30, 2013 and 2012.  We realized operating loss of $175,342 during the six months ended June 30, 2013, as compared to operating loss of $62,232 in the comparable period in 2012.

Interest expense totaled $1,952 and $115,168 in the six months ended June 30, 2013, and 2012, respectively.  Interest income was $2 in the six months ended June 30, 2013, and $8 in the six months ended June 30, 2012.  Stock based expense totaled $2,756,000 in the six months ended June 30, 2013 due to the valuation of 5,200,000 common shares not being subject to the 2013 reverse stock split, compared to $0 in the six months ended June 30, 2012.

Net loss totaled $2,933,291, or $0.20 per share, in the six months ended June 30, 2013, compared to a net loss of $177,392, or $0.02 per share, in the three months ended June 30, 2012.

Liquidity

Current assets at June 30, 2013 totaled $101,976.  As of that date, we had $0 in cash, $96,952 in accounts receivable and $5,024 in prepaid assets, as compared to $87,329 in cash, $151,524 in accounts receivable and $1,688 in prepaid assets at December 31, 2012.

During the six months ended June 30, 2013, our operating activities used net cash of $87,329, compared to $27,218 in the comparable 2012 period.  There were no investing or financing activities in the three months ended June 30, 2013 or 2012.

At June 30, 2013, the Company had a working capital deficit of $339,846, as compared to working capital deficit of $203,172 at December 31, 2012.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the three months ended June 30, 2013, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

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

LKA GOLD INCORPORATED

Date:	August 14, 2013	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	August 14, 2013	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director