Form 10-Q
period 2013-09-30
LKA GOLD Inc /DE/
filed 2013-11-19
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 19, 2013 – 14,867,469 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets

ASSETS
	September 30, 2013	December 31, 2012 2012
	(Unaudited)
CURRENT ASSETS
Cash	$26,257	$87,329
Restricted cash	24,300	-
Accounts receivable	211,775	151,524
Prepaid expenses	-	1,688
Total Current Assets	262,332	240,541

FIXED ASSETS
Land, equipment and mining claims	807,085	807,085
Accumulated deprecation	(283,881)	(256,957)
Total Fixed Assets, Net of Accumulated Depreciation	523,204	550,128

OTHER NON-CURRENT ASSETS
Reclamation bonds	93,285	123,597

TOTAL ASSETS	$878,821	$914,266

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$251,049	$223,596
Accounts payable – related party	89,180	64,545
Note payable	10,000	10,000
Accrued wages and advances payable to officer	163,813	145,572
Total Current Liabilities	514,042	443,713

NON-CURRENT LIABILITIES
Asset retirement obligation	126,254	123,086
Total Liabilities	640,296	566,799

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 2,500 and 0
shares issued and outstanding, respectively	3	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,867,468 and 14,816,913 shares issued and 8,123,678 and 8,128,678 shares outstanding, respectively	14,867	14,817
Additional paid-in capital	16,382,975	13,559,201
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(16,072,628)	(13,139,859)
Total Stockholders' Equity	238,525	347,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$878,821	$914,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2013	2012	2013	2012
REVENUES
Sales - precious metals	$287,410	$714,990	$790,037	$1,567,261

EXPLORATION COSTS	206,506	335,692	656,032	909,488

GROSS MARGIN	80,904	379,298	134,005	657,773

OPERATING EXPENSES
Professional fees	28,286	201,990	100,766	382,082
General and administrative	34,536	42,637	115,498	128,253
Officer salaries	39,000	37,500	114,000	112,500
Total Operating Expenses	101,822	282,127	330,264	622,835
OPERATING INCOME (LOSS)	(20,918)	97,171	(196,259)	34,938

OTHER INCOME (EXPENSE)
Stock based expense for shares not subject to reverse split	-	-	(2,756,000)	-
Gain on extinguishment of reclamation bond	23,311	-	23,311	-
Interest expense	(1,871)	(20,767)	(3,823)	(135,935)
Interest income	-	-	2	8
Total Other Income (Expense)	21,440	(20,767)	(2,736,510)	(135,927)

NET INCOME (LOSS)	$522	$76,404	$(2,932,769)	$(100,989)

Dividends on, and related to beneficial conversion feature of, convertible preferred stock	(18,557)	-	(18,557)	-

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS	$(18,035)	$76,404	$(2,951,326)	$(100,989)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00	$(0.20)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,827,783	8,277,465	14,811,913	8,207,612

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00	$(0.20)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,827,783	9,519,465	14,811,913	8,207,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,932,769)	$(100,989)
Items to reconcile net loss to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	3,168	2,945
Depreciation and amortization	26,924	28,023
Common stock and warrants issued for services	23,924	245,188
Stock based expense for shares not subject to reverse split	2,756,000	-
Changes in operating assets and liabilities
Increase in accounts receivable	(60,251)	(382,561)
Decrease in prepaid and other assets	1,688	-
Decrease in reclamation bonds	30,312	-
Increase in accounts payable and accounts payable – related party	51,891	1,328
Increase in accrued expenses	18,241	107,253
Net Cash Used by Operating Activities	(80,872)	(98,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible preferred stock issued for cash	55,000	-
Cash paid for preferred stock offering costs	(5,500)	-
Cash paid for preferred stock dividends	(5,400)	-
Net increase in restricted cash	(24,300)	-
Net Cash Provided by Financing Activities	$19,800	$-

DECREASE IN CASH	(61,072)	(98,813)

CASH AT BEGINNING OF PERIOD	87,329	143,331

CASH AT END OF PERIOD	$26,257	$44,518

CASH PAID FOR:
Interest	$900	$8,800
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
September 30, 2013

NOTE 1 -        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the Nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

                        Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -        RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $47,000 and $43,500 as of September 30, 2013 and December 31, 2012, respectively.

Related Party Debt – Accounts and Wages Payable

At September 30, 2013 and December 31, 2012, LKA owes $42,180 and $21,045, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $162,818 and $145,572 in unpaid salary at September 30, 2013 and December 31, 2012, respectively,

NOTE 3 -        SIGNIFICANT EVENTS

Precious Metals Sales

During February 2013, LKA delivered a total of approximately 225.6 dry short tons of precious metals ore for processing at a value of $289,026.

During May 2013, LKA delivered a total of approximately 105.4 dry short tons of precious metals ore for processing at a value of $116,649.

During May 2013, LKA delivered a total of approximately 99.4 dry short tons of precious metals ore for processing at a value of $96,952.

During August 2013, LKA delivered a total of approximately 111.6 dry short tons of precious metals ore for processing at a value of $151,270.

During September 2013, LKA delivered a total of approximately 131.9 dry short tons of precious metals ore for processing at a value of $136,140.

At September 30, 2013 and December 31, 2012, LKA had metal sales receivables of $211,775 and $151,524, respectively.

Incentive Compensation

During April 2013, the board of directors approved an Incentive Compensation arrangement with Kye Abraham, President and Chairman of the Board of LKA.  Mr. Abraham was conditionally issued a total of 2,000,000 shares of LKA common stock.  The stock will be considered earned on the completion of two events, each worth 1,000,000 shares, if and when a financing, or series of financings, of one million is completed for LKA and if and when a final resolution is reached with the EPA and/or BLM of other governmental agency that extinguishes the potential environmental liability at the Ute Ulay mine or reduces LKA’s liability to a “de minimis” level.  LKA has determined it is not probable that both of these conditions will be met.  Therefore, we have not recognized any expense related to these grants.

NOTE 4 -        COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

During the nine months ended September 30, 2013, LKA determined that 5,000 shares, which had previously been reflected as due and issued for commissions earned on stock sales occurring in 2009, had been returned to the Company and retired at par value.

On March 15, 2013, LKA affected a 1-for-2 reverse-split of its common stock.  As a result, LKA recognized an additional $2,756,000 in non-cash stock based expense related to the exclusion of 5,200,000 pre-split (2,600,000 post-split) issued but not yet outstanding common shares related to October 2012 debt conversions.  The expense was calculated based on the market price of $1.06 per share on the 2,600,000 post-split shares as of March 15, 2013.  During July 2013, 200,000 of the 5,200,000 shares were issued and 5,000,000 shares remain.

During September 2013, holders of 3,000 shares of convertible preferred stock elected to convert their shares into 55,556 shares of common stock.

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

During the nine months ended September 30, 2013, LKA expensed $10,098 related to Warrant III.  During the nine months ended September 30, 2012, LKA expensed $21,652 and $22,720 for Warrants II and III, respectively, related to the Viens warrants.  The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

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

During the nine months ended September 30, 2013, LKA expensed $3,721 and $10,105 related to Warrants II and III, respectively.  During the period ended September 30, 2012, LKA expensed $44,791 related to Warrant I, $11,163 and $5,053 for Warrants II and III, respectively, related to the Perttu warrants.  The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

The following table summarizes the outstanding warrants and associated activity for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2011	292,000	2.36	2.62
Granted	250,000	1.16	2.58
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2012	542,000	1.80	2.06
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, September 30, 2013	542,000	$1.80	1.56

NOTE 5 -        CONVERTIBLE PREFERRED STOCK

During August 2013, LKA issued a total of 5,500 shares of 9% non-voting convertible preferred stock (“Preferred Stock”) for cash of $55,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter. At September 30, 2013 2,500 shares of the Preferred Stock were outstanding.

During August 2013, LKA paid a related party a 10% commission based on the gross proceeds from the sales of Preferred Stock totaling $5,500.  These Preferred Stock offering costs were recorded as reductions in the carrying value of the related Preferred Stock against additional paid-in capital.

As a requirement of the Preferred Stock subscription agreement, LKA is required to hold in escrow a “Dividend Reserve”, equal to 9% annual for the first two years.  If the related Preferred Stock is converted within two years of the issuance date, the balance of any related unpaid Dividend Reserve is due and payable to the holders of the converted Preferred Stock.  Additionally, fifty percent (50%) of the subscription proceeds, net of the 18% Dividend Reserve Account and net of 10% sales commissions, is designated “Market Development Funds” and held in escrow to be used for development of the public trading market of LKA’s common stock.

LKA’s Preferred Stock is convertible into shares of common stock at a rate based on the average closing price of LKA common shares for the 10 trading days prior to the receipt of the notice of conversion less a 15% discount.  In no event shall the conversion price including the discount be less than $0.40 per share. LKA analyzed the conversion option for liability classification under ASC 815-15 and determined that equity classification was appropriate.  At the time of each of the issuances of Preferred Stock, the value of the common stock into which the Preferred Stock was convertible had a fair value greater than the proceeds for such issuances. Accordingly, LKA recorded a deemed dividend totaling $24,155, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Preferred Stock exceeded the proceeds from such issuances. The deemed dividend was recorded as a reduction of the value of the Preferred Stock and a corresponding increase in additional paid-in capital.

During September 2013, holders of 3,000 shares of convertible preferred stock elected to convert their shares into 55,556 shares of common stock.  As a result, $5,400 of the Dividend Reserve was paid upon conversion.  The balance in Dividend Reserve and Market Development Funds restricted cash was $24,300 as of September 30, 2013. Accrued and unpaid dividends at September 30, 2013 were $197.

NOTE 6 -        GOING CONCERN

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

NOTE 7 -        SUBSEQUENT EVENTS

During October 2013, LKA issued 700 shares of 9% non-voting convertible Preferred Stock for cash of $7,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter. The Preferred Stock is convertible into shares of common stock at a rate based on the average closing price of LKA common shares for the 10 trading days prior to the receipt of the notice of conversion less a 15% discount.  In no event shall the conversion price including the discount be less than $0.40 per share.

During November 2013, LKA issued 3,500 shares of 9% non-voting convertible Preferred Stock for cash of $35,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter. The Preferred Stock is convertible into shares of common stock at a rate based on the average closing price of LKA common shares for the 10 trading days prior to the receipt of the notice of conversion less a 15% discount.  In no event shall the conversion price including the discount be less than $0.40 per share.

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

Results of Operations

For The Three Months Ended September 30, 2013 Compared to The Three Months Ended September 30, 2012

During the three months ended September 30, 2013, we received $287,410 from gold ore sales compared to $714,990 in the three months ended September 30, 2012. Gold ore shipments made during the quarter contained approximately 293 ounces, compared to 427 ounces in the third quarter of 2012. The gross value of gold ore delivered during the current quarter was approximately $366,373 before processing and milling charges, compared to a gross value of approximately $655,184 in the third quarter of 2012. Average ore grades from third quarter 2013 shipments were approximately 1.2 ounces (34 grams) gold per ton, compared to 1.6 ounces (45.36 grams) in the third quarter of 2012. An average of 21% reduction in gold prices received on ore sales during the third quarter of 2013, vs. the year-ago period, was also a significant factor in the Company’s reduced revenues.

Exploration expenses decreased from $335,692 in the three months ended September 30, 2012, to $206,506 in the three months ended September 30, 2013, mainly due to a decrease in labor and mining supplies as mining activities were shifted to more compelling (higher grade) exploration targets at lower levels within the mine. As previously announced, based upon assays of crushed vein material received to date, significantly higher ore grades have been encountered in this new exploration area.
Operating expenses decreased from $282,127 in the quarterly period ended September 30, 2012, to $101,822 in the quarterly period ended September 30, 2013.  Professional and consulting fees decreased to $28,286 in the three months ended September 30, 2013, compared to $201,990 in the three months ended September 30, 2012 period.  General and administrative expenses decreased to $34,536 from $42,637 in the three months ended September 30, 2013 and 2012, respectively.  Officer salaries were $39,000 and $37,500 in the three month periods ending September 30, 2013 and 2012, respectively.  We realized an operating loss of $20,918 during the three months ended September 30, 2013, as compared to operating income of $91,171 in the comparable period in 2012.

Interest expense totaled $1,871 and $20,767 in the three months ended September 30, 2013, and 2012, respectively.

Net income totaled $522, or $0.00 per share, in the three months ended September 30, 2013, compared to net income of $76,404 or $0.00 per share, in the three months ended September 30, 2012.  Net loss attributable to common shareholders totaled $18,035, or $(0.00) per share, in the three months ended September 30, 2013, compared to net income attributable to common shareholders of $76,404 or $0.00 per share, in the three months ended September 30, 2012. As stated above, lower average ore grades during the current year coupled with reduced gold prices received upon settlement were significant factors in these comparative financial results.

For The Nine months Ended September 30, 2013 Compared to The Nine months Ended September 30, 2012

During the nine months ended September 30, 2013, we received $790,037 from gold ore sales compared to $1,567,261 in the nine months ended September 30, 2012. Gold ore shipments made during the period contained approximately 461 ounces, compared to 642 in the nine months ended September 31, 2012. The gross value of gold ore delivered during the period was approximately $660,144 before processing and milling charges, compared to a gross value of approximately $881,881 in the nine months ended September 31, 2012. Average ore grades from first quarter 2013 shipments were approximately 1.11 ounces (31.57 grams) gold per ton, compared to 1.77 ounces (50.18 grams) in the nine months ended September 31, 2012. Significantly lower gold prices on ore settlements were also a factor in reduced 2013 revenues during this period.
Exploration expenses decreased from $909,488 in the nine months ended September 30, 2012, to $656,032 in the nine months ended September 31, 2013, mainly due to a decrease in exploration efforts in the period ended September 30, 2013.

Operating expenses decreased from $622,835 in the nine months ended September 30, 2012, to $330,264 in the nine months ended September 30, 2013.  Professional and consulting fees decreased to $100,766 in the nine months ended September 30, 2013, compared to $382,082 in the nine months ended September 30, 2012.  General and administrative expenses decreased to $115,498 from $128,253 in the nine months ended September 30, 2013 and 2012, respectively.  Officer salaries were $114,000 and $112,500 in the six month periods ending September 30, 2013 and 2012, respectively.  We realized an operating loss of $196,259 during the nine months ended September 30, 2013, as compared to operating income of $34,938 in the comparable period in 2012.

Interest expense totaled $3,823 and $135,935 in the nine months ended September 30, 2013, and 2012, respectively.  Interest income was $2 in the nine months ended September 30, 2013, and $8 in the nine months ended September 30, 2012.  Gain on extinguishment of reclamation obligation was $23,311 in the nine months ended September 30, 2013, and $0 in the nine months ended September 30, 2012. Stock based expense totaled $2,756,000 in the nine months ended September 30, 2013 due to the valuation of 5,200,000 common shares not being subject to the 2013 reverse stock split, compared to $0 in the nine months ended September 30, 2012.

Net loss totaled $2,932,769 in the nine months ended September 30, 2013, compared to a net loss of $100,989 in the three months ended September 30, 2012. Net loss attributable to common shareholders totaled $2,951,326, or $(0.20) per share, in the nine months ended September 30, 2013, compared to a net loss attributable to common shareholders of $100,989, or $(0.01) per share, in the three months ended September 30, 2012.

Liquidity

Current assets at September 30, 2013 totaled $262,332.  As of that date, we had $26,257 in cash, $24,300 in restricted cash and $211,775 in accounts receivable, as compared to $87,329 in cash, $151,524 in accounts receivable and $1,688 in prepaid assets at December 31, 2012.

During the nine months ended September 30, 2013, our operating activities used net cash of $80,675, compared to $98,813 in the comparable 2012 period.  There were no investing activities in the three months ended September 30, 2013 or 2012. Cash flows from financing activities consisted of cash from the sale of convertible preferred stock of $55,000, cash paid for preferred stock dividends of $5,400, cash paid for preferred stock offering costs of $5,500 and an increase in restricted cash of $24,300 in the nine months ended September 30, 2013, compared to $0 in the comparable 2012 period.

At September 30, 2013, the Company had a working capital deficit of $251,710, as compared to working capital deficit of $203,172 at December 31, 2012.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the three months ended September 30, 2013, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

Item 6. Exhibits.

Exhibit No.                                                     Identification of Exhibit

31.1 31.2 32.1 32.2
Certification of Kye Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Michael J. Hess Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Kye Abraham Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Michael J. Hess Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.   101 XBRL Instant Documents (IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                                                                                                                                                                                                  LKA GOLD INCORPORATED

Date:	November 19, 2013	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	November 19, 2013	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director