Form 10-K
period 2013-12-31
LKA GOLD Inc /DE/
filed 2014-04-15
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

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

The market value of the voting and non-voting common stock is $6,084,715, based on 6,613,821 shares held by non-affiliates.    The shares were valued at $0.92 per share, that being the closing price on June 28, 2013, the last business day of the registrant’s most recently completed second quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of  April 10, 2014, the registrant had 14,949,187 shares of common stock outstanding.

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

The Lake City, Colorado Properties.

The Ute-Ulay silver mine and milling facility and the Golden Wonder gold mine (respectively, the "Ute-Ulay Property" and the "Golden Wonder Property" or, collectively, the "Properties"), consist of certain patented and unpatented mining claims and a milling facility located in Hinsdale County, Colorado. In December, 1982, our predecessor, LKA Holdings, Inc., a Utah corporation ("LKA Utah") acquired a 51% interest in the Properties from Lake City Mines, Inc., a Colorado corporation ("Lake City Mines"), which retained the remaining 49% interest. Immediately after the acquisition, LKA Utah assigned 90% of its interest in the future proceeds that it had the right to receive from the Properties to Caldera Partners Limited Partnership, a Washington limited partnership ("Caldera") in return for approximately $1.6 million, which LKA used to develop the Properties. As a result, Caldera owned a 45.9% interest in the future proceeds that LKA Utah had the right to receive on the Properties. LKA's President, Kye A. Abraham, is Caldera's Managing Partner. Subsequent to a bankruptcy filing by Lake City Mines in February 1984, LKA acquired Lake City Mine’s interest in the Properties through a Sheriff’s sale.

On March 1, 2005, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ulay mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 pre-split  "unregistered" and "restricted" shares of common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera was also relieved of any future obligations to contribute further exploration and construction funds.

Description of Business

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the zones (veins) within the mine that previously produced over 133,701 ozs. (82% of which came during the period of 2002-2006 at an average ore grade of 16.01 ozs. gold per ton). As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA’s objective/challenge will be to locate consistent vein widths within these high-grade zones to establish significant reserves to resume commercial production. Drilling and drifting along the vein structure has been the primary method of exploration to date. LKA expects to incorporate geochemical analysis, mapping (surface and underground) and other methods of exploration as its budget permits. Since resuming operations in the first quarter of 2009, LKA has, as of the date of this Report, shipped and/or sold 29 bulk ore samples containing over 3,938 ounces of gold derived from exploratory mining operations.  Ore shipments for 2009, 2010, 2011, 2012 and 2013 are as follows:

Tons    Oz/ton      Gold (Oz)
2009             88         3.82               337
2010           559         1.07               599
2011           454         1.44               653
2012           861         1.55            1,335
2013           732         1.13               830

Ore shipments in transit or process may not result in receivables or finalized payment (“settlement”) at year end. Details of any such shipments will be reported in the subsequent quarter. Sales of ore have offset a significant portion of the cost of the current exploration program. Detailed ore shipment records can be found on the Company’s website at: http://lkagold.com/Golden-Wonder.php.  To date, all ore shipments have been made to Teck, Yukon- Nevada Gold, Kinross and Freeport McMoRan. Currently there are no established reserves and all of LKA’s efforts are exploratory in nature. In August, 2010, LKA entered into a Mine Operating Agreement (the “Operating Agreement”) with Coal Creek Construction (“Coal Creek”).  The Operating Agreement calls for Coal Creek to provide mine operating services, including mining and underground construction, blasting, crushing, bagging, hauling, loading and transporting of ore and associated waste material to locations specified by LKA.  Per the Operating Agreement, Coal Creek is to pay all Mine Operator Services Expenses and is entitled to reimbursement for such expenses from LKA, provided LKA has received sufficient monies from ore sales.  LKA is responsible for payment of costs associated with vehicles it provides for the project (including insurance and maintenance) property and production taxes, mining claim assessments or fees, personnel and consultants hired by LKA, claim and permit filings, and reclamation bonds. LKA will also pay all liabilities associated with the Golden Wonder Property which were incurred prior to the date of the Operating Agreement.  In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.   During and as of the years ended December 31, 2013 and 2012, LKA paid Coal Creek $563,133 and $840,084 for Mine Operator Services and accrued an additional $196,883 and $121,644 in remaining reimbursable expense related to ore shipments, respectively.

Principal Products or Services and their Markets

We do not currently have any products or services.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are literally hundreds of exploration-stage mining companies such as LKA. We believe that our competitive position in the industry will be insignificant.

Sources and Availability of Raw Materials and Names of Principal Suppliers

We do not use any raw materials, as we do not directly conduct any material operations.

Dependence on One or a Few Major Customers

In North America, there are a limited number of ore buyers capable of processing Golden Wonder ore efficiently. Accordingly, we are highly dependent upon securing and maintaining good sales terms with a relatively small number of customers, most of whom are major gold producers. Failure to obtain adequate terms of sale from these few customers would cause severe disruption to our operations. From 1984-2006 (initial exploration and commercial production) Golden Wonder ore and concentrates were sold almost exclusively to ASARCO and Barrick Gold Corp. During LKA’s current exploration program (2009-2013) the majority of ore sales were made to one customer, Kinross, with lesser amounts sold to Teck, Yukon-Nevada Gold and Freeport McMoran.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including
Duration

We have obtained "110d" limited impact permits from the Colorado Division of Reclamation Mining and Safety and have posted reclamation bonds to ensure the clean-up of environmental disturbances on the Ute-Ulay and Golden Wonder Properties. Storm water and discharge permits have also been issued for the above properties by the Colorado Department of Public Health and Environment. We are currently in compliance with all applicable permit and bonding requirements.

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

In 2002, the Federal Bureau of Land Management (the "BLM") advised us of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that we do not own. The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006. These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area. The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million. Based upon discussions to date with Hinsdale County officials, EPA’s regional manager and CDPHE, the actual costs associated with this recently completed remediation effort are expected to be approximately $1.2 million; substantially below previous BLM estimates. Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or, as in this case, the agencies may perform the work and seek recovery of costs against the property owner and previous owners. While it cannot be determined with certainty until the EPA has completed the process, the Company’s status as a “de minimis” participant and the fact that remediation activities were focused on property located largely outside of LKA’s permitted operating area, management expects the final determination of liability (cost) for this remediation project will have a negligible impact on the Company’s financial condition. Accordingly, pursuant to Generally Accepted Accounting Principles, no liability for this project has been recorded on the Company’s books and records. There can be, at this time, no guarantee that EPA will ultimately agree with management’s assessment of the Company’s liability.

Number of Total Employees and Number of Full Time Employees

Kye A. Abraham is LKA's only full-time employee. Nanette K. Abraham is a part-time employee and assists with bookkeeping and administrative work.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

We own a 100% interest in the Ute-Ulay (non-donated portion of patented claims) and Golden Wonder Properties.  The Company is entitled to receive all lease and royalty payments on these Properties. We are currently engaged in exploration and limited, non-commercial, ore production at the Golden Wonder mine.

Both the Ute-Ulay silver mine and the Golden Wonder gold mine are vein type deposits associated with volcanic activity occurring millions of years ago during a turbulent period known in geology as Tertiary time. During this violent geologic era, most of the known precious metal mines in the State of Colorado were formed along a southwest to northeast channel or narrow band approximately 20 miles wide, which stretches in a diagonal trend from Durango in the southwest to Boulder County in the northeast. This zone has been called the Colorado Mineral Belt. Lake City, Colorado lies astride this mineral belt in a topographical cul de sac 57 miles southwest of Gunnison, Colorado.

Each Property is described below.

Ute-Ulay Group.

The Ute-Ulay Property consists of 23 patented mining claims located approximately four miles west of Lake City, Colorado. These are highly mineralized silver-lead-zinc mines with excellent access via a gravel road that is maintained year-round by the County of Hinsdale. This road goes from the Property to Lake City and from Lake City to State Highway 149 northward approximately 46 miles to an intersection with U.S. 50, about nine miles west of Gunnison, Colorado.

This Property has a long history of mineral extraction dating back to the nineteenth century. Most of this extraction (silver, lead and zinc) occurred between 1874 and 1903. LKA has no current plans to resume mining operations at this property and has recently donated the historic structures, operating permits, reclamation bonding, and certain portions of its patented claims to Hinsdale County for historic preservation purposes. See further description of this property and its historical significance to the area on the Company’s website at: http://lkagold.com/Ute_Ulay.html

Donation of  Ute-Ulay Historic Structures and Property to Hinsdale County

On October 4, 2012, LKA deeded ownership of a sub-divided portion of its property know as the Ute-Ulay Townsite in Phase I of a two-part plan to convey ownership of these properties to Hinsdale County for historic preservation and restoration purposes. On December 19, 2012, LKA and the County executed the “Agreement For Conveyance Of Ute-Ulay Mine and Mill Site” to commence Phase II of the donation process. On April 4, 2013, LKA deeded certain additional portions of the property known as the Mine and Mill sites (“Permitted Mine Area”) and the Henson Creek Frontage to the County and subsequently conveyed the Company’s operating permit and a portion of its reclamation bond to complete Phase II of the donation Agreement. During 2013, the County applied for, and obtained, funding from the EPA, BLM, and Colorado Department of Health & Environment (“CDPHE”) to clean up andstabilize  these properties. Under the direction of EPA and DRMS the restoration and cleanup was completed in late 2013.

As discussed above, the Ute-Ulay property was the subject of multiple EE/CA studies/reports prepared by the Bureau of Land Management that identified certain environmental hazards on a portion of the property known as the Ute Mine & Mill Site. A remediation and property stabilization plan developed by the DRMS, and approved by the EPA, was completed in late 2013 at an estimated cost of $1.2 million. As the result of numerous discussions and agreements with Hinsdale County, CDPHE and the EPA’s regional manager, LKA expects to bear very little or none of these remediation costs since the affected area is located largely outside of LKA’s permitted area of operations.

The Ute Mill.

A 100 ton-per-day flotation mill, including various equipment, buildings and support facilities, exists on the Ute-Ulay Property. The mill is located at the level of the main haulage tunnel of the Ute mine. It is in satisfactory condition and was used by LKA to mill ore from the Golden Wonder mine during a 1984 pilot production program.
The mill, property, and related buildings were designated a historic landmark by Hinsdale County in 2011 and comprised the largest portion of the Company’s Phase II donation to the County. The mill is the only remaining one of its kind in the Lake City mining district and is considered a historic landmark and one of the area’s most significant tourist attractions. Prior to donating the mill to Hinsdale County, management determined that the mill was not a practical or efficient vehicle for processing ore from the Company’s Golden Wonder mine.

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

During the summer of 1969, Southern Union Production Company ("SUPCO"), predecessor to the Texas based oil & gas conglomerate, Southern Union Company, began an exploration program at the Golden Wonder. Out of this, the SUPCO winze (a steeply inclined passageway connecting the mine workings) was started in the winter of 1970-1971 and completed to a depth of approximately 150 feet below the third level of the mine, with lateral drifting along the course of mineralization off the winze on the fourth level. Work was halted on the property in 1972, when SUPCO decided to discontinue all its metallic mineral operations in the western United States and South America. In 1973, Rocky Mountain Ventures secured a lease on the Property and shipped a small tonnage of dump material to a mill then operating at Crested Butte, Colorado for processing.  Lake City Mines, Inc. acquired the property from SUPCO in 1977 and conducted extensive underground work including the driving of the 1,600’ sixth level crosscut. LKA acquired an undivided 51% interest in the property in 1982 and commenced exploration shortly thereafter. During this exploration program a limited amount of ore was produced and shipped to the Ute mill for concentrating and later sold to ASARCO as a part of a pilot production program. The mine was shut down shortly thereafter due to falling gold prices. In 1997, Au Mining leased the mine from LKA and commercially produced ore containing approximately 133,701 ounces of gold through the second quarter of 2006. Upon terminating its lease arrangement with Au Mining, LKA received an $18 million, 50/50 joint venture proposal from Cambior, Inc. to conduct exploration, establish reserves and, assuming success, resume commercial production. Cambior was acquired by IAM Gold in late 2006, before the joint venture agreement was finalized. In 2007, LKA was offered and finalized a similar joint venture arrangement ($18 million for 50% interest) with Richmont Mines, Inc. In 2008, a program of underground drilling and drifting was proposed and commenced but never completed by Richmont due to cost overruns and inconclusive results from initial drilling efforts. LKA resumed exploration efforts on its own in late 2008, which continue to the present date. Substantial underground drilling and drifting has been performed, resulting in the sale of limited quantities of ore containing approximately 4,000 ounces of gold. Ore sales have been made to Teck Resources, Kinross and Yukon-Nevada Gold and Freeport McMoRan. To date, no commercial reserves have been established. Power for mining operations is generated on site. Unpatented claims held by LKA (which may vary in number from year to year) are maintained on Bureau of Land Management property through payment of annual assessment fees.

Commercial Ore Production

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the ore produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this production was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. From 1997 until the second quarter of 2006, commercial mining operations were conducted by Au Mining, LLC, which leased the mine from LKA. During this period, approximately 8,349 tons of ore containing 133,701 ounces of gold were produced from the mine's fifth, sixth and seventh levels. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average gold price during the period in which the ore was sold was $337.76. Total gold production from the mine under LKA’s ownership has been approximately 140,560 ounces. The average grade of all ore produced during this period was 11.72 ounces gold per ton. Detailed commercial production and exploratory ore shipment records can be found on the Company’s website at: http://lkagold.com/Golden-Wonder.php

Office Space.

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

However, there is a potential, pending claim against a portion of our Ute Ulay properties.  As discussed above, the EPA recently approved and completed a property remediation and stabilization plan developed by the Division of Reclamation, Mining & Safety for a certain portion of the Ute properties. In discussions with senior EPA project officials and an agreement with Hinsdale County, LKA expects minimal or no liability for the cost associated with this project since the affected area lies mostly outside of LKA’s permitted area of operations. The remediation project was completed by late fall, 2013. The estimated cost of the project was $1.2 million and was funded with CERCLA funds obtained by Hinsdale County and directed by EPA.

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

Period	High	Low

January 1, 2012 through March 31, 2012	$0.90	$0.40

April 1, 2012 through June 30, 2012	$1.50	$0.50

July 1, 2012 through September 30, 2012	$1.20	$0.60

October 1, 2012 through December 31, 2012	$1.10	$0.50

January 1, 2013 through March 31, 2013	$1.80	$0.60

April 1, 2013 through June 30, 2013	$1.32	$0.70

July 1, 2013 through September 30, 2013	$0.93	$0.35

October 1, 2013 through December 31, 2013	$1.00	$0.40

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 499, not including an indeterminate number who may hold shares in “street name.”

Common Stock Dividends

LKA has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During August 2013, LKA issued a total of 5,500 shares of 9% non-voting convertible preferred stock (“Preferred Stock”) for cash of $55,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter. During September and October 2013, holders of the Preferred Stock elected to convert into 89,340 shares of common stock.  The securities were exempt from registration under Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 of Regulation D promulgated under the Act.

During October 2013, LKA issued 700 shares of 9% non-voting Preferred Stock for cash of $7,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter. During October 2013, the holder of the Preferred Stock elected to convert all of the Preferred Stock into 11,667 shares of common stock.  The securities were exempt from registration under Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 of Regulation D promulgated under the Act.

During November 2013, LKA issued 3,500 shares of 9% non-voting Preferred Stock for cash of $35,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter. During November 2013, the holder of the Preferred Stock elected to convert all of the Preferred Stock into 63,636 shares of common stock.  The securities were exempt from registration under Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 of Regulation D promulgated under the Act.

During December 2013, LKA issued 1,800 shares of 9% non-voting Preferred Stock for cash of $18,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter.  During the year ended December 31, 2013, LKA paid $133 of accumulated preferred dividends on the 1,800 shares of Preferred Stock.  The securities were exempt from registration under Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 of Regulation D promulgated under the Act.

Use of Proceeds of Registered Securities

During the years ended December 31, 2012 and 2013, we did not receive any proceeds from the sale of registered securities.

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

Liquidity and Capital Resources

Current assets at December 31, 2013, totaled $90,285, which was comprised of cash totaling $51,647 and accounts receivable of $38,638.

During fiscal 2013, our operating activities used net cash of $121,589.  In 2012, by contrast, operating activities used net cash of $49,268.  Net cash used by investing activities was $42,907 in 2013 compared to $6,734 in 2012.  Net cash provided by financing activities increased to $85,907 in 2013, compared to none in 2012.  At December 31, 2013, the Company had a working capital deficit of $456,657, as compared to $203,172 at December 31, 2012.

Results of Operations

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

During the calendar year ended December 31, 2013, we recognized revenue of $821,956 from the sale of gold ore, compared to $1,726,224 in 2012.  These ore sales resulted from our exploration activities at the Golden Wonder mine.  Exploration expenses decreased from $1,183,422 in 2012 to $808,657 in 2013, or approximately 32%.  Professional fees decreased by $335,052, or approximately 75%, mainly due to a reduction of non-cash equity compensation expense, from $129,000 during 2012 to $27,292 during 2013. General and administrative expenses decreased by $20,871, or approximately 12% in 2013. We incurred an operating gain of $13,299 during the calendar year ended December 31, 2013, as compared to an operating gain of $542,802 in 2012.  Our total other expenses increased to $2,761,739 in 2013, from $2,484,066 in the prior year, mainly as a result of a $2,756,000 one-time non-cash stock based expenses for common stock shares issued that were not subject to the reverse stock split in 2013, compared to a one-time non-cash loss on debt conversion expense of $2,347,214 recognized in 2012.  Interest expense decreased to $5,539 in 2013 from $136,852 in 2012, mainly due to the conversion of notes payable to common stock during October 2012.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors
LKA Gold, Inc.
Gig Harbor, WA

We have audited the consolidated balance sheets of LKA Gold Inc. and its subsidiary, (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA Gold Inc. and its subsidiary as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 15, 2014

LKA GOLD, INC.
Consolidated Balance Sheets

ASSETS
	December 31,
	2013	2012
CURRENT ASSETS

Cash	$8,740	$87,329
Restricted cash	42,907	-
Accounts receivable	38,638	151,524
Prepaid expenses	-	1,688

Total Current Assets	90,285	240,541

FIXED ASSETS

Land, equipment, mining claims and asset retirement obligations	807,085	807,085
Accumulated depreciation	(292,856)	(256,957)

Total Fixed Assets, Net of Accumulated Depreciation	514,229	550,128

OTHER NON-CURRENT ASSETS

Reclamation Bonds	123,597	123,597

TOTAL ASSETS	$728,111	$914,266

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	2013	2012
CURRENT LIABILITIES

Accounts payable	$272,579	$223,596
Accounts payable – related party	102,497	64,545
Note payable	10,000	10,000
Accrued wages and advances payable to officer	161,866	145,572

Total Current Liabilities	546,942	443,713

NON-CURRENT LIABILITIES

Asset retirement obligation	127,310	123,086

Total Liabilities	674,252	566,799

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 50,000,000 shares authorized, 1,800 and 0 shares issued and outstanding, respectively	2	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 14,976,556 and 14,816,913 shares issued, and 10,432,932 and 9,573,289 shares outstanding, respectively	14,977	14,817
Additional paid-in capital	16,428,239	13,559,201
Treasury stock; 43,624 and 43,624 shares at costs, respectively	(86,692)	(86,692)
Accumulated deficit	(16,302,667)	(13,139,859)

Total Stockholders' Equity	53,859	347,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$728,111	$914,266

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
Consolidated Statements of Operations

	Year Ended
	December 31,
	2013	2012
REVENUES

Sales - precious metals	$821,956	$1,726,224

EXPLORATION COSTS

Exploration and related costs	(808,657)	(1,183,422

GROSS MARGIN	13,299	542,802

GENERAL AND ADMINSTRATIVE EXPENSES

Professional fees	112,405	446,108
General and administrative	152,163	173,034
Officer salaries and bonus	150,000	150,000

Total General and Administrative Expenses	414,568	769,142

OPERATING LOSS	(401,269)	(226,340)

OTHER INCOME (EXPENSE)

Loss on settlement of debt with shares	(2,756,000)	-
Loss on settlement of debt with shares	-	(2,347,214)
Interest expense	(5,539)	(136,852)

Total Other Income (Expense)	(2,761,539)	(2,484,066)

NET LOSS	$(3,162,808)	$(2,710,406)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.21)	$(0.32)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	14,850,363	8,506,653

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD,INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Treasury Stock				Total
							Additional	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity (Deficit)

Balance, December 31, 2011	-	$-	8,172,302	$8,172	43,624	$86,692	$9,363,164	$(10,429,453)	$(1,144,809)

Common stock issued for services	-	-	157,500	157	-	-	180,843	-	181,000

Common stock issued for debt and interest	-	-	6,487,111	6,488	-	-	3,880,622	-	3,887,110

Common stock warrants issued for services	-	-	-	-	-	-	134,572	-	134,572

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(2,710,406)	(2,710,406)

Balance, December 31, 2012	-	-	14,816,913	14,817	43,624	86,692	13,559,201	(13,139,859)	347,467

Preferred stock issued for cash	11,500	12	-	-	-	-	114,988	-	115,000

Preferred stock converted into common	(9,700)	(10)	164,643	165	-	-	(155)	-	-

Preferred stock issuance costs	-	-	-	-	-	-	(11,500)	-	(11,500)

Common stock warrants issued for services	-	-	-	-	-	-	27,292	-	27,292

Loss on settlement of debt with shares	-	-	-	-	-	-	2,756,000	-	2,756,000

Preferred stock dividends paid	-	-	-	-	-	-	(17,593)	-	(17,593)

Shares retired	-	-	(5,000)	(5)	-	-	6	-	1

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(3,162,808)	(3,162,818)

Balance, December 31, 2013	1,800	$2	14,976,556	$14,977	43,624	$86,692	$16,428,239	$(16,302,667)	$53,859

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,162,808)	$(2,710,406)
Items to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	35,899	38,416
Accretion of asset retirement obligation	4,224	3,927
Loss on settlement of debt with shares	2,756,000	-
Loss on settlement of debt with shares	-	2,347,214
Common stock options, warrants and shares issued for services and officer bonus	27,292	315,571
Changes in operating assets and liabilities
(Increase) decrease in prepaid and other assets	1,688	(1,688)
(Increase) decrease in accounts receivable	112,886	(151,524)
Increase in accounts payable and accounts payable - related party	86,936	20,059
Increase in accrued expenses	16,294	89,163
Net Cash Used by Operating Activities	(121,589)	(49,268)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(6,734)
Net increase in restricted cash	(42,907)	-
Net Cash Used by Investing Activities	(42,907)	(6,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock issued for cash	115,000	-
Payment of preferred stock dividends	(17,593)	-
Payment of preferred stock issuance costs	(11,500)	-
Net Cash Provided by Financing Activities	85,907	-

NET DECREASE IN CASH	(78,589)	(56,002)
CASH AT BEGINNING OF PERIOD	87,329	143,331
CASH AT END OF PERIOD	$8,740	$87,329

CASH PAID FOR:
Interest	$1,200	$9,100
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for notes payable, notes payable – related party and accrued interest	$-	$1,539,897

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
Notes to Consolidated Financial Statements

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA Gold, Inc, a Delaware corporation and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation (LKA).  LKA was incorporated on March 15, 1988, under the laws of the State of Delaware.

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

b.                 Basic and Diluted Loss Per Share

LKA presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS includes 5,200,000 shares of common stock issued, but not yet outstanding related to the conversion of debt to equity (see Note 10) and excludes all dilutive potential shares if their effect is anti-dilutive. LKA had net losses as of December 31, 2013 and 2012, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because the effect would be anti-dilutive.

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

LKA GOLD, INC.
Notes to Consolidated Financial Statements

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$1,108,798	$1,000,338
Accrued expenses	89,203	71,440
Valuation allowance	(1,198,001)	(1,071,778)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Pre-tax book income (loss)	$(1,075,355)	$(921,358)
Meals and entertainment	1,375	1,129
Common stock, options and warrants issued for services and debt discount	9,279	107,294
Related party accruals	17,764	(12,293)
Accretion	1,436	1,335
Loss on debt conversion	937,040	798,053
Net operating loss carry forward	1,108,798	1,000,338
Valuation allowance	(1,000,337)	(974,498)
Federal Income Tax	$-	$-

LKA had net operating losses of approximately $3,259,171 that expire in years through 2024.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

LKA GOLD, INC.
Notes to Consolidated Financial Statements

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

j.                 Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectability is reasonably assured.  Revenue is generated through the sale of gold and silver ore and is recognized upon acceptance of ore delivery from the smelter. During the years ended December 31, 2013 and 2012, LKA recognized $821,956 and $1,726,224 from the delivery of gold and silver ore from the Golden Wonder mine, respectively. Precious metal sales receivables are $38,638 at December 31, 2013.  A total of $641,498 and $1,726,224, or approximately 78% and 100%, of revenue recognized during the years ended December 31, 2013 and 2012 are from one source, Echo Bay Minerals Company in Republic, Washington.

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

o.                 Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2013, with no effect on previously reported net income or stockholder’s equity (deficit).

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

LKA GOLD, INC.
Notes to Consolidated Financial Statements

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

p.                 Accounting for Derivative Instruments (Continued)

LKA categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above.

q.                 Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.”  The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2013 or 2012.

r.         Restricted Cash

Restricted cash consists of cash received by LKA which is required to be held in escrow  to be used for development of the public trading market of LKA’s common stock.  Restricted cash was $42,907 at December 31, 2013.

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Land improvements	Estimated life of mine
Mining equipment	3 – 5 years
Vehicles	5 years

Fixed assets and accumulated depreciation are as follows:
	December 31,
	2013	2012
Fixed assets:
Land	$376,442	$376,442
Mining claims	12,137	12,137
Land improvements	128,580	128,580
Automobile	66,923	66,923
Mining equipment	124,976	124,976
Unamortized asset retirement obligation (Note 3)	98,027	98,027
Less: Accumulated depreciation	(292,856)	(256,957)
Total fixed assets	$514,229	$550,128

Depreciation expense for the years ended December 31, 2013 and 2012 was $35,899 and $38,416, respectively.

NOTE 3 -                 ASSET RETIREMENT OBLIGATIONS

ASC 410, “Asset Retirement and Environmental Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  LKA’s asset retirement obligations (AROs) consist of estimated costs related to the reclamation of the Golden Wonder and Ute Ulay mines in correspondence with federal and state reclamation laws as defined by each applicable mine permit.  The obligation and corresponding asset have been recognized in the period in which the liability was incurred.

NOTE 3 -                 ASSET RETIREMENT OBLIGATIONS (CONTINUED)

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

As of December 31, 2013 and 2012, LKA holds reclamation bonds totaling $123,597 in the name of the State of Colorado (the State) for both the Ute Ulay and Golden Wonder mines.  These amounts are being held by the State until the mines are closed and reclamation activities begin.

Accretion expense on asset retirement obligations for the years ended December 31, 2013 and 2012 was $4,223 and $3,927, respectively.

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

LKA GOLD, INC.
Notes to Consolidated Financial Statements

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

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, equipment, services and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2013 and 2012, LKA owes Abraham & Co $51,500 and $43,500 on this obligation, respectively.

Accounts and Wages Payable

At December 31, 2013 and 2012, LKA owes $50,997 and $21,045, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $161,866 and $145,572 in unpaid salary at December 31, 2012 and 2011, respectively.

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

In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.  During and as of the years ended December 31, 2013 and 2012, LKA paid Coal Creek $563,133 and $840,084 for Mine Operator Services and accrued an additional $196,883 and $121,644 in remaining reimbursable expense related to ore shipments, respectively.

LKA GOLD, INC.
Notes to Consolidated Financial Statements

NOTE 6 -                        NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon 2012 and 2013 recent discussions with Hinsdale County Colorado officials, the Federal Environmental Protection Agency’s (the “EPA”) regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, LKA management expects this project will have a negligible impact on the LKA’s financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, LKA management believes it is a remote possibility there will be a material impact to its financial statements and no liability for this project has been recorded as of the year ended December 31, 2013.

NOTE 7 -                             COMMITMENTS AND CONTINGENCIES

Except as discussed above in Note 6, LKA is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

NOTE 8 -                            CONVERTIBLE PREFERRED STOCK

During August 2013, LKA issued a total of 5,500 shares of 9% non-voting convertible preferred stock (“Preferred Stock”) for cash of $55,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter. During September and October 2013, holders of the Preferred Stock elected to convert all of the preferred shares into 89,340 shares of common stock.

During October 2013, LKA issued 700 shares of 9% non-voting Preferred Stock for cash of $7,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter. During October 2013, the holder of the Preferred Stock elected to convert all of the Preferred Stock into 11,667 shares of common stock.

During November 2013, LKA issued 3,500 shares of 9% non-voting Preferred Stock for cash of $35,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter. During November 2013, the holder of the Preferred Stock elected to convert all of the Preferred Stock into 63,636 shares of common stock.

During December 2013, LKA issued 1,800 shares of 9% non-voting Preferred Stock for cash of $18,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter.  During the year ended December 31, 2013, LKA paid $133 of accumulated preferred dividends on the 1,800 shares of Preferred Stock.

As a result of the issuances of Preferred Stock, LKA paid a related party a 10% commission based on the gross proceeds from the sales of Preferred Stock totaling $11,500.  These Preferred Stock offering costs were recorded as reductions in the carrying value of the related Preferred Stock against additional paid-in capital.

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

LKA’s Preferred Stock is convertible into shares of common stock at a rate based on the average closing price of LKA common shares for the 10 trading days prior to the receipt of the notice of conversion less a 15% discount.  In no event shall the conversion price including the discount be less than $0.40 per share. LKA analyzed the conversion option for liability classification under ASC 815-15 and determined that equity classification was appropriate.  At the time of each of the issuances of Preferred Stock, the value of the common stock into which the Preferred Stock was convertible had a fair value greater than the proceeds for such issuances. Accordingly, LKA recorded a deemed dividend totaling $32,024, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Preferred Stock exceeded the proceeds from such issuances. The deemed dividend was recorded as a reduction of the value of the Preferred Stock and a corresponding increase in additional paid-in capital.

Between September and December 2013, holders of 9,700 shares of convertible preferred stock elected to convert their shares into 164,643 shares of common stock.  As a result, $17,460 of the Dividend Reserve was paid upon conversion.  The balance in Dividend Reserve and Market Development Funds cash was $42,907 as of December 31, 2013.

LKA GOLD, INC.
Notes to Consolidated Financial Statements

NOTE 9 -                COMMON STOCK

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

During September and October 2013, holders of 5,500 shares of Preferred Stock elected to convert into 89,340 shares of common stock.

During October 2013, the holder of 700 shares of Preferred Stock elected to convert all of the Preferred Stock into 11,667 shares of common stock.

During November 2013, the holder of 3,500 shares of Preferred Stock elected to convert all of the Preferred Stock into 63,636 shares of common stock.

NOTE 9 -                                                                    COMMON STOCK OPTIONS AND WARRANTS

Common Stock Options

On December 28, 2007, LKA granted an option to its President to purchase 500,000 shares of LKA’s common stock at an exercise price of $0.80 per share, exercisable for five years from the date of grant (the “2007 Options”).  The resulting fair value estimate, net of tax, totaled $415,092. This amount was recorded as a current period expense during the fourth quarter of 2007.  The common stock options were allowed to expire unexercised on December 31, 2012.

During October 2011, LKA issued its Chairman and CEO 250,000 shares of common stock and options to purchase up to 500,000 shares of LKA common stock at $1.00 per share for 3 years.  The shares and options were issued for services rendered related to the continued management and operation of the company.

The common stock options were valued at $360,947 using the Black-Scholes option fair value pricing model using the following assumptions:
Stock price on grant date	$1.30
Exercise price	$1.00
Expected time to exercise	1.5 years
Risk free interest rate	0.69%
Volatility	106.56%
Expected forfeiture rate	0.00%

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2013 and 2012:
	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life
Options exercisable at December 31, 2011	1,000,000	0.90	2.00
Granted	-	-	-
Exercised	-	-	-
Expired	(500,000)	0.80	-
Options exercisable at December 31, 2012	500,000	1.00	2.00
Granted	-	-	-
Exercised	-	-	-
Expired		0.80	-
Options exercisable at December 31, 2013	500,000	$1.00	2.00

LKA GOLD, INC.
Notes to Consolidated Financial Statements

NOTE 9 -                    COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Common Stock Options (Continued)

The aggregate intrinsic value of stock options was $0 and $0 at December 31, 2013 and 2012, respectively.

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

During the years ended December 31, 2013 and 2012, LKA expensed $0 and $21,651 related to Warrant II, respectively and $10,098 and $30,293 related to Warrant III, respectively. The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

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

LKA GOLD, INC.
Notes to Consolidated Financial Statements

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

During the years ended December 31, 2013 and 2012, LKA expensed $0 and $44,791 related to Warrant I, respectively, $3,721 and $26,047 related to Warrant II, respectively, and $13,473 and 11,789 related to Warrant III, respectively. The value of Warrants II and III are being recognized ratably over the vesting term of one and two years, respectively.

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2012 and 2013:
	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2011	292,000	2.36	2.62
Granted	250,000	1.16	2.58
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2012	542,000	1.80	2.06
Granted	-	-	-
Exercised	-	-	-
Expired	(142,000)	(1.68)	-
Balance, December 31, 2013	400,000	$1.85	1.48

NOTE 10 -               NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

During December 2010, LKA issued a Convertible Note Payable for cash of $150,000.  The Convertible Note Payable accrued interest at 5% and commission expense at 7% of the cash balance provided through the due date of June 1, 2011 and was convertible upon the consummation of a sale of equity securities of LKA at a conversion price equal to the price per share paid by the investors in such financing.  During June 2011, the Convertible Note Payable became past due and pursuant to its terms, the to-date interest and commission expense of $18,000 was reclassified

LKA GOLD, INC.
Notes to Consolidated Financial Statements

NOTE 10 -                NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable (Continued)

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

Under the Letter agreement, LKA was required to deliver to Brannon a stock certificate representing 400,000 shares of post reverse split common stock and Brannon is to provide LKA written notice of its election when to issue the remaining 5,200,000 common shares of LKA.  The 5,200,000 shares of issued, but not outstanding common shares to Brannon are not subject to the 1:2 reverse stock split.  As such, upon the 1-for-2 reverse-split of its common stock, LKA recognized an additional $2,756,000 in non-cash stock based expense for the exclusion of 5,200,000 pre-split (2,600,000 post-split) issued but not yet outstanding common shares related to October 2012 debt conversions.  The expense was calculated based on the market price of $1.06 per share on the 2,600,000 post-split shares as of March 15, 2013.

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

LKA GOLD, INC.
Notes to Consolidated Financial Statements

NOTE 10 -            NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Notes and convertible notes payable consisted of the following at December 31:
                                          2013                            2012
Note payable to an individual, 12% interest
per annum, unsecured, due upon demand                                                                                   $          10,000                              $          10,000

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

In order to support continued operation of the mine, LKA entered into several financing transactions during the year ended December 31, 2011 and 2013 and plans on raising additional funding during 2014 to support the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

NOTE 12 -                                                                    SUBSEQUENT EVENTS

During January 2014, LKA issued 25,000 shares of common stock for services to a consultant.

During February 2014, LKA issued 339,000 shares of common stock for services to consultants.

During January 2014, LKA issued 108,631 shares of common stock for accrued office space rent to Abraham & Company, a related party entity.

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

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2013, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2013 fiscal year, there were no changes in our internal control over financial reporting.

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

Background and Business Experience

Kye Abraham, President, Chairman of the Board Mr. Abraham is 55 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered FINRA broker/dealer and Registered Investment Adviser. Mr. Abraham is also the Managing Partner of Caldera.

Nanette Abraham, Secretary/Treasurer and Director. Mrs. Abraham, age 56, and, until recently was employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991.  She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

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

Involvement in Other Public Companies Registered Under the Exchange Act

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2013, there were no late filings, no failures to make filings and no unreported transactions.

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the calendar year ended December 31, 2013, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/13 12/31/12 12/31/11	$138,000 $138,000 $138,000	0 0 0	0 0 325,000(1)	0 0 360,947(2)	$138,000 $138,000 $823,947
Nannette Abraham Sec./Treas Director	12/31/13 12/31/12 12/31/11	$12,000 $12,000 $12,000	0 0 0	0 0 0	0 0 0	$12,000 $12,000 $12,000

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

None

Compensation of Directors

Our directors are not compensated for their service on the board of directors.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company’s common stock as of April 14, 2014:

Ownership of Principal Shareholders
Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	4,835,419(1)	42.2%(2)

(1) Consists of 789,571 shares that are held directly by Mr. And Ms. Abraham; 3,217,021 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; 176,328 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham, 136,482 shares that are owned by Cognitive Associates LP of which Mr. Abraham is the managing Partner and 16,017 shares that are owned by Cognitive Intelligence LP of which Mr. Abraham is the managing partner.  The total also includes 500,000 shares that Mr. Abraham can obtain upon the exercise of warrants at the exercise price of $1.00 per share.

(2) Based on. a total of 11,449,240 shares issued and outstanding.  The total also presumes the exercise of the 500,000 warrants.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of April 14, 2014:

Ownership of Officers and Directors
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	4,835,419(1)	42.2% (2)
Common Stock	Nanette Abraham	(3)

(1) Consists of 789,571 shares that are held directly by Mr. And Ms. Abraham; 3,217,021 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; 176,328 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham, 136,482 shares that are owned by Cognitive Associates LP of which Mr. Abraham is the managing Partner and 16,017 shares that are owned by Cognitive Intelligence LP of which Mr. Abraham is the managing partner. The total also includes 500,000 shares that Mr. Abraham can obtain upon the exercise of warrants at the exercise price of $1.00 per share.

 (2 Based on a total of 11,449,240 shares issued and outstanding.  The total also presumes the exercise of the 500,000 warrants.

(3) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 5,074,289 shares that Mr. Abraham beneficially owns.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

None

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

 LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, administrative services, and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and Registered Investment Adviser) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2013 and 2012, LKA owes Abraham & Co $51,500 and $43,000 respectively for office rent and administrative services.

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

At December 31, 2013 and 2012, LKA owes $50,997 and $21,045, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $161,866 and $145,572 in unpaid salary at December 31, 2013 and 2012, respectively.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$20,000	$20,000
Audit-related Fees	$-	$-
Tax Fees	$-	$-
All other Fees	$-	$-
Total Fees	$20,000	$20,000

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

LKA GOLD INCORPORATED

Date:	April 15, 2014	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA GOLD INCORPORATED

Date:	April 15, 2014	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	April 15, 2014	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director