Form 10-Q
period 2014-03-31
LKA GOLD Inc /DE/
filed 2014-05-20
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 14, 2014 – 15,494,240 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets

ASSETS
	March 31, 2014	December 31, 2013
CURRENT ASSETS	(Unaudited)
Cash	$3,741	$8,740
Restricted cash	-	42,907
Accounts receivable	34,580	38,638
Total Current Assets	38,321	90,285

FIXED ASSETS
Land, equipment and mining claims	807,085	807,085
Accumulated depreciation	(301,831)	(292,856)
Total Fixed Assets, Net of Accumulated Depreciation	505,254	514,229

OTHER NON-CURRENT ASSETS
Reclamation bonds	123,597	123,597

TOTAL ASSETS	$667,172	$728,111
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$254,667	$272,579
Accounts payable – related party	69,999	102,497
Note payable	10,000	10,000
Accrued wages and advances payable to officer	180,559	161,866
Total Current Liabilities	515,225	546,942

NON-CURRENT LIABILITIES
Asset retirement obligation	128,445	127,310
Total Liabilities	643,670	674,252

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 1,800 shares issued and outstanding, respectively	-	2
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,494,187 and 14,976,556 shares issued and 10,950,563 and 10,432,932 shares outstanding, respectively	15,494	14,977
Additional paid-in capital	16,653,834	16,428,239
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(16,559,134)	(16,302,667)
Total Stockholders' Equity	23,502	53,859

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$667,172	$728,111

.The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

REVENUES
Sales - precious metals	$184,036	$289,026

EXPLORATION COSTS	(148,631)	(217,511)

GROSS MARGIN	35,405	71,515

OPERATING EXPENSES
General and administrative	51,929	32,899
Officer salaries	37,500	37,500
Professional and consulting	200,543	50,563
Total Operating Expenses	289,972	120,962

OPERATING LOSS	(254,567)	(49,447)

OTHER INCOME (EXPENSE)
Stock based expense for shares not subject to reverse split	-	(2,756,000)
Interest expense	(1,902)	(831)
Interest income	2	2
Total Other Income (Expense)
	(1,900)	(2,756,829)

NET LOSS	$(256,467)	(2,806,276)
BASIC NET LOSS PER SHARE	$(0.02)	$(0.19)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,197,796	14,816,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(256,467)	$(2,806,276)
Items to reconcile net loss to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	1,135	1,056
Depreciation and amortization	8,975	8,974
Common stock and warrants issued for services	183,593	14,663
Common shares issued for expenses	9,125	-
Stock based expense for shares not subject to reverse split	-	2,756,000
Changes in operating assets and liabilities
Decrease in accounts receivable	4,058	16,779
Increase in prepaid and other assets	-	(9,284)
Decrease in accounts payable and accounts payable – related party	(13,910)	(57,680)
Increase in accrued expenses	18,692	7,175
Net Cash Used by Operating Activities	(44,799)	(68,593)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	42,907	-
Net Cash Provided by Investing Activities	42,907	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of preferred stock dividends	(3,107)	-
Net Cash Used by Financing Activities	(3,107)	-

DECREASE IN CASH	(4,999)	(68,593)

CASH AT BEGINNING OF PERIOD	8,740	87,329

CASH AT END OF PERIOD	$3,741	$18,736

CASH PAID FOR:
Interest	$300	$300
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to settle AP	$36,500	$-
Conversion of preferred shares to common shares	44	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
March 31, 2014

NOTE 1 -        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (Formerly LKA International, Inc.)  (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -        RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $19,500 and $51,500 as of March 31, 2014 and December 31, 2013, respectively.  During February 2014, LKA issued 108,631 shares, valued at $45,625, to settle accrued payables of $36,500 and expense of $9,125.

Related Party Debt – Accounts and Wages Payable

At March 31, 2014 and December 31, 2013, LKA owes $50,499 and $50,997, respectively, for purchases made on the personal credit card of LKA’s President, Kye Abraham.  Additionally, LKA owed Kye Abraham $180,559 and $161,866 in unpaid salary at March 31, 2014 and December 31, 2013, respectively.

NOTE 3 -        SIGNIFICANT EVENTS

Precious Metals Sales

During January through March 2014, LKA delivered a total of approximately 91.31 dry short tons of precious metals ore for processing at a net revenue value of $184,036.  At March 31, 2014 and December 31, 2013, LKA had metal sales receivables of $34,580 and $38,638, respectively.

NOTE 4 -        COMMON STOCK AND COMMON STOCK OPTIONS AND WARRANTS

Common Stock

During January 2014, LKA issued 25,000 shares of common stock for services to a consultant.  LKA recognized $12,748 in non-cash consulting expense, or $0.51 per share.

During February 2014, LKA issued a total of 339,000 shares of common stock for services to four consultants.  LKA recognized $169,161 in non-cash consulting expense

During February 2014, LKA issued 108,631 shares of common stock for accrued office space rent to Abraham & Company, a related party entity, valued at $45,625, for accrued amounts of $36,500 and expense of $9,125.

During February 2014, the holder of 1,800 shares of Preferred Stock elected to convert all of the Preferred Stock into 45,000 shares of common stock.

Common Stock Options and Warrants

During April 2011, LKA entered into an interim consulting agreement with Francois Viens to act as a special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As an initial incentive compensation for his services, LKA issued Mr. Viens warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting.  Each warrant has a term of two and one-half years. In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.  The value of the warrants was recognized as expense ratably over the vesting term.  During the three months ended March 31, 2013, LKA expensed $7,573 related to the warrant vesting.

During February 2012, LKA entered into an agreement with Rauno Perttu to act as Chief Geologist and special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As an initial incentive compensation for his services, LKA agreed to issue Mr. Perttu warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting schedule.  Each warrant has a term of two and one-half years.  In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.  The value of the warrants was recognized as expense ratably over the vesting term.  During the three months ended March 31, 2014 and 2013, LKA expensed $1,684 and $3,369 related to the warrants, respectively.

NOTE 5 -        GOING CONCERN

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

In order to support continued operation of the mine, LKA entered into several financing transactions during the year ended December 31, 2013, and plans on raising additional funding during 2014 to support the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

Results of Operations

For The Three Months Ended March 31, 2014 Compared to The Three Months Ended March 31, 2013

During the three months ended March 31, 2014, we recognized revenue of $184,036 from the sale of gold ore, compared to $289,026 in the three months ended March 31, 2013, a decrease of approximately 36%.  Ore sales result from our exploration activities at the Golden Wonder mine.

Exploration expenses decreased from to $217,511 in the three months ended March 31, 2013, to $148,631 in the three months ended March 31, 2014, or approximately 32%.

Professional fees increased by $149,980, or approximately 297%, mainly due to the recognition of $183,593in non-cash equity compensation expense to consultants during the three months ended March 31, 2014.

General and administrative expenses increased by $19,030, or approximately 58% in the three months ended March 31, 2014, mainly due to a $24,471 increase in investor relations expenses during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

We incurred an operating loss of $254,567 during the three months ended March 31, 2014, as compared to an operating loss of $49,447 in the three months ended March 31, 2013. The increase is mainly due to the recognition of $183,593 in non-cash equity compensation expense to consultants during the three months ended March 31, 2014.

Our total other expenses decreased to $1,900 during the three months ended March 31, 2014, as compared to $2,756,829 in the three months ended March 31, 2013, mainly as a result of $2,756,000 in one-time non-cash stock based expenses recognized during the three months ended March 31, 2013.

Interest expense increased to $1,902 during the three months ended March 31, 2014, as compared to $831 in the three months ended March 31, 2013.

Net loss totaled $256,467, or $0.02 per share, in the three months ended March 31, 2014, compared to a net loss of $2,806,279, or $0.19 per share, in the three months ended March 31, 2013.

Liquidity

Current assets at March 31, 2014 totaled $38,321.  As of that date, we had $3,741 in cash and $34,580 in accounts receivable, as compared to $8,740 in cash, $42,907 in restricted cash, and $35,638 in accounts receivable at December 31, 2013.

During the three months ended March 31, 2014, our operating activities used net cash of $44,799, compared to $68,593 in the comparable 2013 period.  Investing activities provided cash of $42,907 from changes in restricted cash during the period ended March 31, 2014, compared to $0 in the comparable 2013 period.  Financing activities used $3,107 during the three months ended March 31, 2014, compared to no cash used by financing activities during the three months ended March 31, 2013.

At March 31, 2014, the Company had a working capital deficit of $476,904, as compared to working capital deficit of $456,657 at December 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January 2014, LKA issued 25,000 shares of common stock for services to a consultant.  LKA recognized $12,748 in non-cash consulting expense, or $0.51 per share.

During February 2014, LKA issued a total of 339,000 shares of common stock for services to four consultants.  LKA recognized $169,161 in non-cash consulting expense

During February 2014, LKA issued 108,631 shares of common stock for accrued office space rent to Abraham & Company, a related party entity, valued at $45,625, for accrued amounts of $36,500 and expense of $9,125.

During February 2014, the holder of 1,800 shares of Preferred Stock elected to convert all of the Preferred Stock into 45,000 shares of common stock.

All shares issued as described in this Item 2 were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) because they were issued pursuant to Section 4(2) of the Act since there was no public offering of the shares.

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the three months ended March 31, 2014, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

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

LKA GOLD INCORPORATED

Date:	May 20, 2014	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 20, 2014	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director