Form 10-Q
period 2014-06-30
LKA GOLD Inc /DE/
filed 2014-08-14
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-17106

LKA GOLD INCORPORATED
(An Exploration Stage Company)
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
Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 14, 2014,  15,515,152 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of LKA Gold Incorporated (an Exploration Stage Company), a Delaware corporation (the “Registrant,” the “Company” or “LKA”) required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA GOLD INCORPORATED
Consolidated Balance Sheets

ASSETS
	June 30, 2014	December 31, 2013
	(Unaudited)
CURRENT ASSETS
Cash	$15,594	$8,740
Restricted cash	-	42,907
Accounts receivable	-	38,638
Total Current Assets	15,594	90,285

FIXED ASSETS
Land, equipment and mining claims	807,085	807,085
Accumulated depreciation	(310,805)	(292,856)
Total Fixed Assets, Net of Accumulated Depreciation	496,280	514,229

OTHER NON-CURRENT ASSETS
Reclamation bonds	123,597	123,597

TOTAL ASSETS	$635,471	$728,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$229,792	$272,579
Accounts payable – related party	77,242	102,497
Note payable	10,000	10,000
Accrued wages and advances payable to officer	182,892	161,866
Total Current Liabilities	499,926	546,942

NON-CURRENT LIABILITIES
Asset retirement obligation	129,580	127,310
Total Liabilities	629,506	674,252

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 1,800 shares issued and outstanding, respectively	-	2
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,494,187 and 14,976,556 shares issued and 10,950,563 and 10,432,932 shares outstanding, respectively	15,515	14,977
Additional paid-in capital	16,653,813	16,428,239
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(16,576,671)	(16,302,667)
Total Stockholders’ Equity	5,965	53,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$635,471	$728,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Sales – precious metals	$257,047	$213,601	$441,083	$502,627

EXPLORATION COSTS	(176,642)	(232,015)	(325,273)	(449,526)

GROSS MARGIN	80,405	(18,414)	115,810	53,101

OPERATING EXPENSES
Professional and consulting	26,243	21,917	226,786	72,480
Officer salaries	37,500	37,500	75,000	75,000
General and administrative	31,882	48,064	83,811	80,962
Total Operating Expenses	95,625	107,481	385,597	228,442

GROSS PROFIT	(15,220)	(125,895)	(269,787)	(175,341)

OTHER INCOME (EXPENSE)
Stock based expense for shares not subject to reverse split	-	-	-	(2,756,000)
Interest expense	(2,317)	(1,121)	(4,219)	(1,952)
Interest income	-	-	2	2
Total Other Income (Expense)	(2,317)	(1,121)	(4,217)	(2,757,950)

NET LOSS	$(17,537)	$(127,016)	$(274,004)	$(2,933,291)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.02)

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	15,449,187	14,816,033	15,346,810	14,813,956

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(274,004)	$(2,933,291)
Items to reconcile net loss to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	2,270	2,112
Depreciation and amortization	17,949	17,948
Common stock warrants issued for services	1,684	20,556
Common stock issued for services	181,909	-
Common stock issued for expenses	9,125	-
Stock based expense for shares not subject to reverse split	-	2,756,000
Changes in operating assets and liabilities
Decrease in accounts receivable	38,638	54,572
Increase in prepaid and other assets	-	(3,336)
Decrease in accounts payable and accounts payable - related party	(31,542)	(6,410)
Increase in accrued expenses	21,025	4,520

Net Cash Used by Operating Activities	(32,946)	(87,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	42,907	-
Net Cash Used by Investing Activities	42,907	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of preferred stock dividends	(3,107)	-
Net Cash Used by Financing Activities	(3,107)	-

DECREASE IN CASH	6,854	(87,329)

CASH AT BEGINNING OF PERIOD	8,740	87,329

CASH AT END OF PERIOD	$15,594	$-
CASH PAID FOR:
Interest	$600	$600
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to settle related party accounts payable	$36,500	$-
Conversion of preferred shares to common shares	$44	$-
Common stock issued for warrant settlement fee	$6,080	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2014

NOTE 1 -        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (Formerly LKA International, Inc.)  (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.  LKA is an exploration stage company and has no proven reserves.  LKA generates revenues from the sale of gold bearing vein material.  As such, there can be no basis of reliance upon the continuing generation of revenue.  Exploration costs related to locating and evaluating mineral and ore deposits, as well as determining the economic mineability of such deposits, are expensed as incurred.  All costs related to mine exploration have been expensed to-date due to there being no proven and probable reserves. LKA’s costs of goods sold and gross profit are not comparable to those of revenue-generating gold mining companies in the production stage as LKA is not permitted to capitalize certain costs.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the six months ended June 30 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -        RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays Abraham & Co., Inc, a company owned by an officer and shareholder, $1,500 per month for office services, rent and expenses.   LKA owed Abraham & Co. $24,000 and $51,500 as of June 30, 2014 and December 31, 2013, respectively.  During February 2014, LKA issued 108,631 shares, valued at $45,625, to settle accrued payables of $36,500 and expenses of $9,125.  Abraham & Co. is a FINRA member and registered investment advisor that also executes LKA’s securities transactions and manages its investment portfolio.

Related Party Debt – Accounts and Wages Payable

At June 30, 2014 and December 31, 2013, LKA owes $53,242 and $50,997, respectively, for purchases made on the personal credit card of LKA’s President, Kye Abraham.  Additionally, LKA owed Kye Abraham $182,892 and $161,866 in unpaid salary at June 30, 2014 and December 31, 2013, respectively.

NOTE 3 -        SIGNIFICANT EVENTS

Precious Metals Sales

During January through June 2014, LKA delivered a total of approximately 134.11 dry short tons of gold bearing vein material (“shipments”) for processing with a net revenue value of $441,083.   Approximately 194 tons of crushed vein material remained unsold at June 30, 2014.  At June 30, 2014 and December 31, 2013, LKA had receivables from shipments of $0 and $38,638, respectively.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2014

NOTE 4 -        COMMON STOCK AND COMMON STOCK OPTIONS AND WARRANTS

Common Stock

During January 2014, LKA issued 25,000 shares of common stock for services to a consultant.  LKA recognized $12,748 in non-cash consulting expense, or $0.51 per share.

During February 2014, LKA issued a total of 339,000 shares of common stock for services to four consultants.  LKA recognized $169,161 in non-cash consulting expense

During February 2014, LKA issued 108,631 shares of common stock for accrued office space rent to Abraham & Co., Inc., a related party entity, valued at $45,625, for accrued amounts of $36,500 and expense of $9,125.

During February 2014, the holder of 1,800 shares of Preferred Stock elected to convert all of the Preferred Stock into 45,000 shares of common stock.

During June 2014, LKA issued 20,965 shares of common stock to Abraham & Co.for commissions related to the issuance of convertible preferred stock.  The value of the common shares was recorded as convertible preferred stock issuance costs at June 30, 2014.

Common Stock Options and Warrants

During April 2011, LKA entered into an interim consulting agreement with Francois Viens to act as a special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As an initial incentive compensation for his services, LKA issued Mr. Viens warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting.  Each warrant has a term of two and one-half years. In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.  The value of the warrants was recognized as expense ratably over the vesting term.  During the six months ended June 30 2013, LKA expensed $7,573 related to the warrant vesting.

During February 2012, LKA entered into an agreement with Rauno Perttu to act as Chief Geologist and special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As an initial incentive compensation for his services, LKA agreed to issue Mr. Perttu warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting schedule.  Each warrant has a term of two and one-half years.  In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.  The value of the warrants was recognized as expense ratably over the vesting term.  During the six months ended June 30 2014 and 2013, LKA expensed $1,684 and $3,369 related to the warrants, respectively.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2014

NOTE 5 -        NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon management’s on-going and most recent discussions with Hinsdale County Colorado officials, the Federal Environmental Protection Agency’s (the “EPA”) regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates. Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, LKA management expects this project will have a negligible impact on the LKA’s financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, LKA management believes it is a remote possibility there will be a material impact to its financial statements and no liability for this project has been recorded as of the period ended June 30, 2014.

NOTE 6 -        GOING CONCERN

LKA's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.   As of June 30, 2014, LKA has accumulated significant losses and had negative working capital. These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans to alleviate the adverse financial conditions that create substantial doubt about the LKA's ability to continue as a going concern are as follows:

LKA is currently engaged in an exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. During this evaluation period, sampling and analysis of exposed veins yielded encouraging results and some precious metals revenues. While encouraging, no conclusion can be drawn at this time about the commercial viability of the mine and LKA continues to evaluate potential merger, joint venture or lease agreements for the property.

In order to support continued operation of the mine, LKA plans on raising additional funding during 2014 to support the continued exploration of the Golden Wonder mine and complete a capital funding raise in August 2011 (see Note7).  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2014

NOTE 7 -        SUBSEQUENT EVENTS

During August 2014, LKA finalized a private placement of 7,200,000 shares of common stock with Koski Family Limited Partnership ("KFLP") at a price of $0.25 per share, or $1,800,000.  The financing arrangement also required LKA to purchase 4,200,000 LKA common shares held by the Brannon Limited Partnership ("Brannon") for $300,000 in cash and 650,000 shares of LKA common stock. LKA subsequently cancelled the remaining 3,550,000 common shares.

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

Results of Operations

LKA is an exploration stage company and has no proven reserves.  LKA currently generates revenues from the sale of gold bearing vein material extracted during the exploration process.  As such, there can be no basis of reliance upon the continuing generation of revenue. Exploration costs related to locating and evaluating mineral and ore deposits, as well as determining the economic mineability of such deposits, are expensed as incurred.  All costs related to mine exploration have been expensed to-date due to there being no proven and probable reserves. LKA’s costs of goods sold and gross profit are not comparable to those of revenue-generating gold mining companies in the production stage as LKA is not permitted to capitalize certain costs.

For The Six months ended June 30 2014 Compared to The Six months ended June 30 2013

During the six months ended June 30, 2014,  LKA recognized revenue of $441,083 from the sale of gold bearing vein material, compared to $502,627 in the six months ended June 30, 2013, a decrease of approximately 12%.  Gold bearing vein material sales result from exploration activities at the Golden Wonder mine.

Exploration expenses decreased from $449,526 in the six months ended June 30, 2013, to $325,273 in the six months ended June 30, 2014, or approximately 28%.

Professional fees increased by $154,306, or approximately 213%, mainly due to the recognition of $183,593 in non-cash equity compensation expense to consultants during the six months ended June 30, 2014.

General and administrative expenses increased by $2,849, or approximately 4% in the six months ended June 30, 2014.

We incurred gross losses of $269,787 during the six months ended June 30, 2014, as compared to a gross loss of $175,341 in the six months ended June 30, 2013. The increase is mainly due to the recognition of $181,909 in non-cash equity compensation expense to consultants during the six months ended June 30, 2014.

Our total other expenses decreased to $4,217 during the six months ended June 30, 2014, as compared to $2,757,950 in the six months ended June 30, 2013, mainly as a result of $2,756,000 in one-time non-cash stock based expenses recognized during the six months ended June 30, 2013.

Interest expense increased to $4,219 during the six months ended June 30, 2014, as compared to $1,952 in the six months ended June 30, 2013.

Net loss totaled $274,004, or $0.02 per share, in the six months ended June 30, 2014, compared to a net loss of $2,933,291, or $0.20 per share, in the six months ended June 30, 2013.

Approximately 194 tons of crushed vein material remained unsold at June 30, 2014.

For The Three months ended June 30 2014 Compared to The Three months ended June 30 2013

During the three months ended June 30, 2014, we recognized revenue of $257,047 from the sale of gold bearing vein material, compared to $213,061 in the three months ended June 30, 2013, an increase of approximately 21%.  Gold bearing vein material sales result from our exploration activities at the Golden Wonder mine.

Exploration expenses decreased from $232,015 in the three months ended June 30, 2013, to $176,642 in the three months ended June 30, 2014, or approximately 24%.

Professional fees increased from $21,917 in the three months ended June 30, 2013, to $26,243 in the three months ended June 30, 2014, or approximately 20%.

General and administrative expenses decreased by $16,182, or approximately 34% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

We incurred gross loss of $15,220 during the three months ended June 30, 2014, as compared to gross loss of $125,895 in the three months ended June 30, 2013. The decrease is mainly due to the decrease of $55,373 in exploration costs, increase of $43,986 in revenue and $16,182 decrease in general and administrative expenses during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Interest expenses increased to $2,317 during the three months ended June 30, 2014, as compared to $1,121 in the three months ended June 30, 2013.

Net loss totaled $17,537, or $0.00 per share, in the three months ended June 30, 2014, compared to a net loss of $127,016, or $0.01 per share, in the three months ended June 30, 2013.

Liquidity

Current assets at June 30, 2014 totaled $15,594 in cash, as compared to $8,740 in cash, $42,907 in restricted cash, and $38,638 in accounts receivable at December 31, 2013.

During the six months ended June 30, 2014, our operating activities provided net cash of $9,961, compared to cash used of $87,329 in the comparable 2013 period.  Financing activities used $3,107 during the six months ended June 30, 2014, compared to no cash used by financing activities during the six months ended June 30, 2013.

At June 30, 2014, the Company had a working capital deficit of $484,332, as compared to working capital deficit of $456,657 at December 31, 2013.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During February 2014, LKA issued a total of 339,000 shares of common stock for services to four consultants.  LKA recognized $169,161 in non-cash consulting expense

During February 2014, LKA issued 108,631 shares of common stock for accrued office space rent to Abraham & Co., Inc., a related party entity, valued at $45,625, for accrued amounts of $36,500 and expense of $9,125.

During February 2014, the holder of 1,800 shares of Preferred Stock elected to convert all of the Preferred Stock into 45,000 shares of common stock.

On or about August 11, 2014, 7,200,000 were issued to one entity in exchange for investment proceeds in the amount of $1,800,000.

On or about August 11, 2014, 650,000 shares were issued in exchange for the cancellation of certain contract rights.  This issuance was exempt from the registration requirements of Section 5 of the Act pursuant to Section 3(a)(10) of the Act.

All shares issued as described in this Item 2 were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) because they were issued pursuant to Section 4(2) of the Act since there was no public offering of the shares.

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the six months ended June 30, 2014, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32.1
Certification of Kye Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Nanette Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Kye Abraham Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Nanette Abraham Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

LKA GOLD INCORPORATED

Date:	August 14, 2014	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	August 14, 2014	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director