Form 10-Q/A
period 2014-06-30
LKA GOLD Inc /DE/
filed 2014-08-19
CIK 831355

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 14, 2014 – 15,515,152 shares of common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of LKA Gold Incorporated (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 14, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

LKA GOLD INCORPORATED

Date:	August 19, 2014	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	August 19, 2014	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director