Form 10-Q
period 2014-09-30
LKA GOLD Inc /DE/
filed 2014-11-13
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 14, 2014, 19,165,152 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30, 2014	December 31, 2013
CURRENT ASSETS
Cash	$980,953	$8,740
Restricted cash	-	42,907
Accounts receivable	72,577	38,638
Total Current Assets	1,053,530	90,285

FIXED ASSETS
Land, equipment and mining claims	811,085	807,085
Accumulated depreciation	(319,780)	(292,856)
Total Fixed Assets, Net of Accumulated Depreciation	491,305	514,229

OTHER NON-CURRENT ASSETS
Reclamation bonds	123,597	123,597

TOTAL ASSETS	$1,668,432	$728,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$147,292	$272,579
Accounts payable – related party	2,386	102,497
Note payable	10,000	10,000
Accrued wages and advances payable to officer	150,977	161,866
Total Current Liabilities	310,655	546,942

NON-CURRENT LIABILITIES
Asset retirement obligation	111,741	127,310
Total Liabilities	422,396	674,252

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 1,800 shares issued and outstanding, respectively	-	2
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,165,152 and 14,976,556 shares issued and 19,121,528 and 10,432,932 shares outstanding, respectively	19,165	14,977
Additional paid-in capital	17,988,119	16,428,239
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(16,674,556)	(16,302,667)
Total Stockholders’ Equity	1,246,036	53,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,668,432	$728,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2014	2013	2014	2013
REVENUES
Sales - precious metals	$232,563	$287,410	$673,646	$790,037

EXPLORATION COSTS	213,484	206,506	538,757	656,032

GROSS MARGIN	19,079	80,904	134,889	134,005

OPERATING EXPENSES
Professional fees	12,247	28,286	239,033	100,766
General and administrative	65,580	34,536	149,391	115,498
Officer salaries	37,500	39,000	112,500	114,000
Total Operating Expenses	115,327	101,822	500,924	330,264
OPERATING LOSS	(96,248)	(20,918)	(366,035)	(196,259)

OTHER INCOME (EXPENSE)
Stock based expense for shares not subject to reverse split	-	-	-	(2,756,000)
Gain on extinguishment of reclamation bond	-	23,311	-	23,311
Interest expense	(1,637)	(1,871)	(5,856)	(3,823)
Interest income	-	-	2	2
Total Other Income (Expense)	(1,637)	21,440	(5,854)	(2,736,510)

NET INCOME (LOSS)	$(97,885)	$522	$(371,889)	$(2,932,769)

Dividends on, and related to beneficial conversion feature of, convertible preferred stock	-	(18,557)	-	(18,557)

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS	$(97,885)	$(18,035)	$(371,889)	$(2,951,326)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.00	$(0.03)	$(0.20)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,113,743	14,827,783	13,201,892	14,811,913

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.00	$(0.03)	$(0.20)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,113,743	14,827,783	13,201,892	14,811,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(371,889)	$(2,932,769)
Items to reconcile net loss to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	3,406	3,168
Depreciation and amortization	26,924	26,924
Common stock warrants issued for services	1,684	23,924
Common stock issued for services	181,909	-
Common stock issued for expenses – related party	9,125	-
Stock based expense for shares not subject to reverse split	-	2,756,000
Changes in operating assets and liabilities
Increase in accounts receivable	(33,939)	(60,251)
Decrease in prepaid and other assets	-	1,688
Decrease in reclamation bonds	-	30,312
Increase (decrease) in accounts payable and accounts payable - related party	(188,899)	51,891
Increase (decrease) in accrued expenses	(10,889)	18,241
Decrease in asset retirement obligation	(18,975)	-

Net Cash Used by Operating Activities	(401,543)	(80,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for construction in-process	(4,000)	-
Change in Restricted Cash	42,907	-
Net Cash Provided by Investing Activities	38,907	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,500,000	-
Cash paid for Common stock offering costs	(162,044)	-
Convertible preferred stock issued for cash	-	55,000
Cash paid for preferred stock offering costs	-	(5,500)
Cash paid for preferred stock dividends	(3,107)	(5,400)
Net increase in restricted cash	-	(24,300)
Net Cash Provided by Financing Activities	1,334,849	19,800

INCREASE (DECREASE) IN CASH	972,213	(61,072)

CASH AT BEGINNING OF PERIOD	8,740	87,329

CASH AT END OF PERIOD	$980,953	$26,257
CASH PAID FOR:
Interest	$900	$900
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle related party accounts payable	$36,500	$-
Common stock issued for finders fees	$138,300	$-
Common stock proceeds remitted for future stock distribution rights (see Note 4)	$300,000	$-
Conversion of preferred shares to common shares	$44	$-
Common stock issued for warrant settlement fee	$6,080	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
September 30, 2014

NOTE 1 -        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (Formerly LKA International, Inc.)  (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.  LKA is an exploration stage company and has no proven reserves.  LKA generates revenues from the sale of gold bearing vein material.  As such, there can be no basis of reliance upon the continuing generation of revenue.  Exploration costs related to locating and evaluating gold bearing material, as well as determining the economic mineability of gold bearing material deposits, are expensed as incurred.  All costs related to mine exploration have been expensed to-date due to there being no proven and probable reserves. LKA’s costs of goods sold and gross profit are not comparable to those of revenue-generating gold mining companies in the production stage as LKA is not permitted to capitalize certain costs.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the nine months ended September 30 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -        RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays Abraham & Co., Inc, a company owned by an officer and shareholder, $1,500 per month for office services, rent and expenses.   LKA owed Abraham & Co. $1,500 and $51,500 as of September 30, 2014 and December 31, 2013, respectively.  During February 2014, LKA issued 108,631 shares, valued at $45,625, to settle accrued payables of $36,500 and expenses of $9,125.  Abraham & Co. is a FINRA member and registered investment advisor that also executes LKA’s securities transactions and manages its investment portfolio.

Related Party Debt – Accounts and Wages Payable

At September 30, 2014 and December 31, 2013, LKA owes $886 and $50,997, respectively, for purchases made on the personal credit card of LKA’s President, Kye Abraham.  Additionally, LKA owed Kye Abraham $150,977 and $161,866 in unpaid salary at September 30, 2014 and December 31, 2013, respectively.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
September 30, 2014

NOTE 3 -        SIGNIFICANT EVENTS

Precious Metals Sales

During January through September 2014, LKA delivered a total of approximately 311.81 dry short tons of gold bearing vein material (“shipments”) for processing with a net revenue value of $673,646.   Approximately 178 tons of crushed vein material remained unsold at September 30, 2014.  At September 30, 2014 and December 31, 2013, LKA had receivables from shipments of $72,577 and $38,638, respectively.

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

During June 2014, LKA issued 20,965 shares of common stock to Abraham & Co. for commissions related to the issuance of convertible preferred stock.  The value of the common shares of $6,080, or $0.29 per share, was recorded as convertible preferred stock issuance costs at September 30, 2014.

During August 2014, LKA completed a private placement of 7,200,000 shares of common stock with Koski Family Limited Partnership (“KFLP”) at a price of $.25 per share. The private placement agreement also calls for LKA to purchase the Brannon Limited Partnership ("Brannon") rights to receive 4,200,000 shares of LKA common stock. Brannon received $300,000 in cash and 650,000 shares of LKA common stock in exchange for its rights to receive future distributions from the remaining 3,850,000 shares reserved by the Company for this purpose. LKA cancelled the remaining shares.

LKA also entered into an Investment Advisory and Finder’s Fee Agreement as part of the private placement agreement (“Advisory Agreement”).  The Advisory Agreement provided for a cash payment of $150,000 and 300,000 shares of LKA common stock valued at $138,300, or $0.46 per share.  The above payments, as well as the $300,000 cash payment to Brannon and an additional $12,044 paid for closing costs, all totaling $600,344 was recorded as common stock issue costs against additional paid-in capital.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
September 30, 2014

NOTE 4 -        COMMON STOCK AND COMMON STOCK OPTIONS AND WARRANTS

Common Stock Options and Warrants

During April 2011, LKA entered into an interim consulting agreement with Francois Viens to act as a special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As an initial incentive compensation for his services, LKA issued Mr. Viens warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting.  Each warrant has a term of two and one-half years. In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.  The value of the warrants was recognized as expense ratably over the vesting term.  During the nine months ended September 30 2013, LKA expensed $10,089 related to the warrant vesting.

During the nine months ended September 30, 2014, 100,000 warrants related to the above agreement expired unexercised.

During February 2012, LKA entered into an agreement with Rauno Perttu to act as Chief Geologist and special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As an initial incentive compensation for his services, LKA agreed to issue Mr. Perttu warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting schedule.  Each warrant has a term of two and one-half years.  In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.  The value of the warrants was recognized as expense ratably over the vesting term.  During the nine months ended September 30 2014 and 2013, LKA expensed $1,684 and $3,721 related to the warrants, respectively.

NOTE 5 -        NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon management’s on-going and most recent discussions with Hinsdale County Colorado officials, the Federal Environmental Protection Agency’s (the “EPA”) regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates. Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, LKA management expects this project will have a negligible impact on the LKA’s financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, LKA management believes it is a remote possibility there will be a material impact to its financial statements and no liability for this project has been recorded as of the period ended September 30, 2014.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
September 30, 2014

NOTE 6 -       CONVERTIBLE PREFERRED STOCK

During August through November 2013, LKA issued a total of 9,700 shares of 9% non-voting convertible preferred stock (“Preferred Stock”) for cash of $97,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter. During September through December 2013, holders of the Preferred Stock elected to convert all of the preferred shares into 164,643 shares of common stock.

During December 2013, LKA issued 1,800 shares of 9% non-voting Preferred Stock for cash of $18,000. The Preferred Stock entitles the holder to cash dividends based on 9% of the unconverted balance, payable on a calendar quarter.  During January 2014, the holder of the Preferred Stock elected to convert all of the preferred shares into 45,000 shares of common stock.

During the nine months ended September 30, 2014 and 2013, LKA paid $3,107 and $5,400, respectively, of accumulated preferred dividends on the shares of Preferred Stock.

NOTE 7 -        GOING CONCERN

LKA's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.   As of September 30, 2014, LKA has accumulated significant losses and had negative cash flows from exploration activities. These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans to alleviate the adverse financial conditions that create substantial doubt about the LKA's ability to continue as a going concern are as follows:

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

In order to support continued operation of the mine, LKA completed a $1,800,000 capital funding raise in August 2014 (see Note 4).  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

Results of Operations

LKA is an exploration stage company and has no proven reserves.  LKA currently generates revenues from the sale of gold bearing vein material extracted during the exploration process.  As such, there can be no basis of reliance upon the continuing generation of revenue. Exploration costs related to locating and evaluating gold bearing material, as well as determining the economic mineability of gold bearing material deposits, are expensed as incurred.  All costs related to mine exploration have been expensed to-date due to there being no proven and probable reserves. LKA’s costs of goods sold and gross profit are not comparable to those of revenue-generating gold mining companies in the production stage as LKA is not permitted to capitalize certain costs.

For The Nine months ended September 30 2014 Compared to The Nine months ended September 30 2013

During the nine months ended September 30, 2014, LKA recognized revenue of $673,646 from the sale of gold bearing vein material, compared to $790,037 in the nine months ended September 30, 2013, a decrease of approximately 15%.  Gold bearing vein material sales result from exploration activities at the Golden Wonder mine.  At the end of the current period, the Company still had a significant amount of extracted, crushed, vein material that remained unsold. The Company is currently negotiating more favorable terms with certain purchasers/processor for the sale of this material.

Exploration expenses decreased from $656,032 in the nine months ended September 30, 2013, to $538,757 in the nine months ended September 30, 2014, or approximately 18%.

Professional fees increased by $138,267, or approximately 137%, mainly due to the recognition of $183,593 in non-cash equity compensation expense to consultants during the nine months ended September 30, 2014.

General and administrative expenses increased by $33,893, or approximately 29% in the nine months ended September 30, 2014.

We incurred gross losses of $366,035 during the nine months ended September 30, 2014, as compared to a gross loss of $196,259 in the nine months ended September 30, 2013. The increase is mainly due to the recognition of $181,909 in non-cash equity compensation expense to consultants during the nine months ended September 30, 2014 as well as an increase in operating expenses.

Our total other expenses decreased to $5,854 during the nine months ended September 30, 2014, as compared to $2,736,510 in the nine months ended September 30, 2013, mainly as a result of $2,756,000 in one-time non-cash stock based expenses recognized during the nine months ended September 30, 2013.

Interest expense increased to $5,856 during the nine months ended September 30, 2014, as compared to $3,823 in the nine months ended September 30, 2013.

We realized a gain of $23,311 on extinguishment of reclamation bonds during the nine months ended September 30, 2013, we had no such gain during the nine months ended September 30, 2014.

Net loss totaled $371,889, or $0.03 per share, in the nine months ended September 30, 2014, compared to a net loss of $2,932,769, or $0.20 per share, in the nine months ended September 30, 2013.

Approximately 178 wet tons of crushed vein material remained unsold at September 30, 2014.

For The Three months ended September 30 2014 Compared to The Three months ended September 30 2013

During the three months ended September 30, 2014, we recognized revenue of $232,563 from the sale of 177.7 short dry tons of gold bearing vein material at an average grade of 1.156 ounces (32.8 grams) gold per ton, compared to $287,410 in the three months ended September 30, 2013, a decrease of approximately 19%. Gold bearing vein material sales result from our exploration activities at the Golden Wonder mine. At the end of the current period, approximately 118 wet short tons of significantly higher-grade vein material remained unsold. An additional 60 wet short tons of lower-grade material (approximately .4 oz gold per ton) remains stockpiled for blending with future shipments. The Company is currently negotiating terms with certain purchasers/processor for the sale of this material.

Exploration expenses increased from $206,506 in the three months ended September 30, 2013, to $213,484 in the three months ended September 30, 2014, or approximately 3%.

Professional fees decreased from $28,286 in the three months ended September 30, 2013, to $12,247 in the three months ended September 30, 2014, or approximately 57%.

General and administrative expenses increased by $31,044, or approximately 90% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

We incurred gross loss of $96,248 during the three months ended September 30, 2014, as compared to a gross loss of $20,918 in the three months ended September 30, 2013. The increase is mainly due to the decrease of $54,847 in sales of gold bearing vein material and an increase of $31,044 in general and administrative expenses during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Interest expenses decreased to $1,637, during the three months ended September 30, 2014, as compared to $1,871 in the three months ended September 30, 2013.

We realized a gain on extinguishment of reclamation bonds during the three months ended September 30, 2013, we had no such gain during the three months ended September 30, 2014.

Net loss totaled $97,885, or $0.01 per share, in the three months ended September 30, 2014, compared to a net gain of $522, or $0.00 per share, in the three months ended September 30, 2013.

Liquidity

Current assets at September 30, 2014 totaled $1,053,530, comprised of $980,953 in cash and $72,577 in accounts receivable, as compared to current assets of $90,285, comprised $8,740 in cash, $42,907 in restricted cash, and $38,638 in accounts receivable at December 31, 2013.

During the nine months ended September 30, 2014, our operating activities used net cash of $401,543, compared to cash used of $80,872 in the comparable 2013 period.

Investing activities provided $38,907 in cash during the nine months ended September 30, 2014, compared to none in the comparable 2013 period.

Financing activities provided $1,334,849 during the nine months ended September 30, 2014, compared to $19,800 in cash provided by financing activities during the nine months ended September 30, 2013.  The increase in cash provided by financing activities is mainly due to the sale of common stock for net cash proceeds of $1,337,956 during the three months ended September 30, 2014.

At September 30, 2014, the Company had working capital of $742,875, as compared to working capital deficit of $456,657 at December 31, 2013.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

With the exception of the 650,000 shares discussed in the prior paragraph which were exempt from registration pursuant to Section 3(a)(10) of the Act, all shares issued as described in this Item 2 were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) because they were issued pursuant to Section 4(2) of the Act since there was no public offering of the shares.

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.

Item 5. Other Information.

During the nine months ended September 30, 2014, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32.1
Certification of Kye Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Nanette Abraham Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Kye Abraham Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Nanette Abraham Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure Exhibit
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.  101 XBRL Instant Documents.  (IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LKA GOLD INCORPORATED

Date:	November 13, 2014	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	November 13, 2014	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director