Form 10-K
period 2014-12-31
LKA GOLD Inc /DE/
filed 2015-04-10
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014

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

The market value of the voting and non-voting common stock is $2,224,016 based on 7,669,023 shares held by non-affiliates.    The shares were valued at $0.29 per share, that being the closing price on June 30, 2014, the last business day of the registrant’s most recently completed second quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 27, 2015, the registrant had 19,165,152 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “LKA Gold,” “LKA,” the “Company,” “we,” “us,” “our” and words of similar import) refer to LKA Gold Incorporated, a Delaware corporation, the registrant.

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

ITEM 1.  BUSINESS

Business Development

LKA Gold Incorporated was incorporated on March 15, 1988, in the State of Delaware.  Since our inception, our authorized capital has been 100,000,000 shares, consisting of 50,000,000 shares of common stock with a par value of one mill ($0.001) per share, and 50,000,000 shares of preferred stock, also with a par value of one mill per share. LKA owns certain real and personal property interests including patented and unpatented mining claims, buildings, fixtures, improvements, equipment, and permits situated near Lake City, Colorado, which are described below. LKA's activities associated with these properties have been sporadic since they were acquired by its predecessor in December, 1982.

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

Description of Business

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November 2008, has involved extensive sampling/assaying, and exploratory mining for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the zones (veins) within the mine that previously produced over 133,701 ozs. (82% of which came during the period of 2002-2006 at an average ore grade of 16.01 ozs. gold per ton). As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA’s objective/challenge will be to locate consistent vein widths within these high-grade zones to establish significant reserves  and resume commercial production. Drilling and drifting along the vein structure has been the primary method of exploration to date. LKA expects to incorporate geochemical analysis, mapping (surface and underground) and other methods of exploration as its budget permits. Since resuming operations in the first quarter of 2009, LKA has, as of the date of this Report, shipped and/or sold more than 35 bulk samples of crushed gold- bearing vein material containing over 4,600 ounces of gold derived from exploratory mining operations. Shipments for 2009, 2010, 2011, 2012, 2013 and 2014 are as follows:

Tons    Oz/ton      Gold (Oz)
2009             88         3.82               337
2010           559         1.07               599
2011           454         1.44               653
2012           861         1.55            1,335
2013           732         1.13               830
2014           439         2.10               923

Shipments in transit or process may not result in receivables or finalized payment (“settlement”) at year end. Details of any such shipments will be reported in the subsequent quarter. Gold sales have offset a significant portion of the cost of the current exploration program. To date, all shipments of gold bearing vein material have been made to TCB International, Klondex Mines, Teck, Yukon- Nevada Gold, Kinross Gold Corp and Freeport McMoRan. Currently there are no established reserves and all of LKA’s efforts are exploratory in nature. In August, 2010, LKA entered into a Mine Operating Agreement (the “Operating Agreement”) with Coal Creek Construction (“Coal Creek”).  The Operating Agreement calls for Coal Creek to provide mine operating services, including mining and underground construction, blasting, crushing, bagging, hauling, loading and transporting of extracted vein material and associated mine waste to locations specified by LKA.  Per the Operating Agreement, Coal Creek is to pay all Mine Operator Services Expenses and is entitled to reimbursement for such expenses from LKA, provided LKA has received sufficient monies from gold sales. LKA agreed to pay all liabilities associated with the Golden Wonder Property which were incurred prior to the date of the Operating Agreement.  In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.   During and as of the years ended December 31, 2014 and 2013, LKA paid Coal Creek $725,602 and $563,133 for Mine Operator Services and accrued an additional $122,742 and $196,883 in remaining reimbursable expense related to gold shipments, respectively.

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

Dependence on One or a Few Major Customers

In North America, there are a limited number of ore buyers capable of processing Golden Wonder ore efficiently. Accordingly, we are highly dependent upon securing and maintaining good sales terms with a relatively small number of customers, most of whom are major gold producers. Failure to obtain adequate terms of sale from these few customers would cause severe disruption to our operations. From 1984-2006 (initial exploration and commercial production) Golden Wonder ore and concentrates were sold almost exclusively to ASARCO and Barrick Gold Corp. During LKA’s current exploration program (2009-2014) the majority of sales were made to one customer, Kinross Gold Corp, with lesser amounts sold to Teck, Yukon-Nevada Gold, Freeport McMoRan, TCB International and Klondex Mines.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including
Duration

We have obtained "110d" limited impact permits from the Colorado Division of Reclamation Mining and Safety and have posted reclamation bonds to ensure the clean-up of environmental disturbances on the Golden Wonder Property. Storm water and discharge permits have also been issued to LKA for operations at the Golden Wonder mine property  by the Colorado Department of Public Health & Environment. We are currently in compliance with all applicable permit and bonding requirements.

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

Cost and Effects of Compliance with Environmental Laws

As the owner of permits pertaining to the Properties, we are subject to many federal, state, and local laws and regulations relating to environmental quality. For example, any mining operations conducted on the Properties must comply with federal and state laws and regulations that protect the quality of air, surface water and groundwater.

The Colorado Division of Reclamation Mining & Safety (the "DRMS") requires mine operators to have permits to conduct mining activities in Colorado. The Division also requires operators to obtain a reclamation bond to ensure the clean-up of disturbances on mining properties and conducts regular inspections to make sure that the operators are in compliance with applicable environmental laws and regulations. We have obtained all necessary bonds and permits required by the State of Colorado and believe that we are in compliance with all laws and regulations in this regard. However, we can provide no assurance as to the impact on LKA of any future environmental laws or regulations or any governmental interpretation of existing or future laws or regulations.

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

Both the Ute-UlayUlay silver mine and the Golden Wonder gold mine are vein type deposits associated with volcanic activity occurring millions of years ago during a turbulent period known in geology as Tertiary time. During this violent geologic era, most of the known precious metal mines in the State of Colorado were formed along a southwest to northeast channel or narrow band approximately 20 miles wide, which stretches in a diagonal trend from Durango in the southwest to Boulder County in the northeast. This zone has been called the Colorado Mineral Belt. Lake City, Colorado lies astride this mineral belt in a topographical cul de sac 57 miles southwest of Gunnison, Colorado.

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

History

The Golden Wonder Property consists of three patented and 25 unpatented mining claims located approximately 2- 1/2 miles south of Lake City, Colorado.  The mine has been worked intermittently since its discovery in 1880.  The mine is at an elevation of 10,323 feet and is situated on a hill slope approximately 1,500 feet above the valley floor. The initial discovery was made after finding high-grade float on the surface containing free gold. A limited body of ore was mined prior to 1889. The Golden Wonder Property was generally unworked through 1930. From 1930 to 1969, sporadic mining and exploration efforts were conducted, some of which resulted in the extraction of an undetermined amount of gold-bearing ore.

During the summer of 1969, Southern Union Production Company ("SUPCO"), predecessor to the Texas based oil & gas conglomerate, Southern Union Company, began an exploration program at the Golden Wonder. Out of this, the SUPCO winze (a steeply inclined passageway connecting the mine workings) was started in the winter of 1970-1971 and completed to a depth of approximately 150 feet below the third level of the mine, with lateral drifting along the course of mineralization off the winze on the fourth level. Work was halted on the property in 1972, when SUPCO decided to discontinue all its metallic mineral operations in the western United States and South America. In 1973, Rocky Mountain Ventures secured a lease on the Property and shipped a small tonnage of dump material to a mill then operating at Crested Butte, Colorado for processing.  Lake City Mines, Inc. acquired the property from SUPCO in 1977 and conducted extensive underground work including the driving of the 1,600’ sixth level crosscut. LKA acquired an undivided 51% interest in the property in 1982 and commenced exploration shortly thereafter. During this exploration program a limited amount of gold-bearing material was produced and shipped to the Ute mill for concentrating and later sold to ASARCO as a part of a pilot production program. The mine was shut down shortly thereafter due to falling gold prices. In 1997, Au Mining leased the mine from LKA and commercially produced ore containing approximately 133,701 ounces of gold through the second quarter of 2006. Upon terminating its lease arrangement with Au Mining, LKA received an $18 million, 50/50 joint venture proposal from Cambior, Inc. to conduct exploration, establish reserves and, assuming success, resume commercial production. Cambior was acquired by IAM Gold in late 2006 before the joint venture agreement was finalized. In 2007, LKA was offered and finalized a similar joint venture arrangement ($18 million for 50% interest) with Richmont Mines, Inc. In 2008, a program of underground drilling and drifting was proposed and commenced but never completed by Richmont due to cost overruns and inconclusive results from initial drilling efforts. LKA resumed exploration efforts on its own in late 2008, which continue to the present date. Substantial underground drilling and drifting has been performed, resulting in the sale of limited quantities of vein material containing approximately 4,677 ounces of gold. Shipments have been made to TCB International, Klondex Mines, Teck, Yukon- Nevada Gold, Kinross Gold Corp and Freeport McMoRan. To date, no commercial reserves have been established. Power for mining operations is generated on site. Unpatented claims held by LKA (which may vary in number from year to year) are maintained on Bureau of Land Management property through payment of annual assessment fees.

Commercial Ore Production

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the gold-bearing material produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this material was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. The mine was largely inactive due to low gold prices from 1985 through the second quarter of 1997. From 1997 until the second quarter of 2006, exploration and commercial mining operations were conducted by Au Mining, LLC, which leased the mine from LKA. During this period, approximately 8,349 tons of ore containing 133,701 ounces of gold were produced from the mine's fifth, sixth and seventh levels. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average gold price during the period in which the ore was sold was $337.76. Total gold production from the Golden Wonder mine under LKA’s ownership has been more than 141,298 ounces. The average grade of all ore and gold-bearing vein material produced during this period was 11.45 ounces gold per ton.

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

This Property has a long history of mineral extraction dating back to the nineteenth century. Most of this extraction (silver, lead and zinc) occurred between 1874 and 1903. LKA has no current plans to resume mining operations at this property and has recently donated the historic structures, mill, operating permits, reclamation bonding, and certain portions of its patented claims to Hinsdale County for historic preservation purposes. See further description of this property and its historical significance to the area on the Company’s website at: http://lkagold.com/Ute_Ulay.html

Donation of  Ute-Ulay Historic Structures and Property to Hinsdale County

On October 4, 2012, LKA deeded ownership of a sub-divided portion of its property known as the Ute-Ulay Townsite in Phase I of a two-part plan to convey ownership of these properties to Hinsdale County for historic preservation and restoration purposes. On December 19, 2012, LKA and the County executed the “Agreement For Conveyance Of Ute-Ulay Mine and Mill Site” to commence Phase II of the donation process. On April 4, 2013, LKA deeded certain additional portions of the property known as the Mine and Mill sites (“Permitted Mine Area”) and the Henson Creek Frontage to the County and subsequently conveyed the Company’s operating permit and a portion of its reclamation bond to complete Phase II of the donation Agreement. During 2013, the County applied for, and obtained, funding from the EPA, BLM, and Colorado Department of Health & Environment (“CDPHE”) to clean up and stabilize these properties..

As discussed above, the Ute-Ulay property was the subject of multiple EE/CA studies/reports prepared by the Bureau of Land Management that identified certain environmental hazards on a portion of the property known as the Ute Mine & Mill Site. A remediation and property stabilization plan developed by the DRMS, and approved by the EPA, was completed in late 2013 at an estimated cost of $1.2 million. Due to substantial contributions to the project by LKA and  numerous discussions and agreements with Hinsdale County, CDPHE and the EPA’s regional manager, LKA expects to bear very little or none of these remediation costs. Most of  the affected area was located outside of LKA’s permitted area of operations.

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

ITEM 4:  MINE SAFETY DISCLOSURES

The Company is the owner of the Golden Wonder Mine (the “Mine”) located near Lake City, Colorado.  The Company has contracted with Coal Creek Construction to be the operator of the Mine.  The Mine is subject to the jurisdiction and regulation of the Mine Safety and Health Administration, a division of the U.S. Department of Labor (the “Administration”).  Subject to this supervision, the Mine is inspected on a quarterly basis for compliance with safety regulations by officials from the Administration.

During the year ended December 31, 2014, officials from the Administration inspected the Mine on several occasions.  As a result of the inspections, we were required to relocate our powder magazine so that it was further in distance from Mine’s secondary escape and move a wood pile deemed to be too close to the level 3 portal.  The relocations were made and approved by officials from the Administration.

As of the date of this report, the Mine is in compliance with all requirements of the Administration.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “LKAI”.
Set forth below are the high and low closing bid prices for our common stock for each quarter of 2013 and 2014.  These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2013 through March 31, 2013	$1.80	$0.60

April 1, 2013 through June 30, 2013	$1.32	$0.70

July 1, 2013 through September 30, 2013	$0.93	$0.35

October 1, 2013 through December 31, 2013	$1.00	$0.40

January 1, 2014 through March 31, 2014	$0.77	$0.25

April 1, 2014 through June 30, 2014	$0.52	$0.25

July 1, 2014 through September 30, 2014	$0.77	$0.16

October 1, 2014 through December 31, 2014	$0.48	$0.15

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 507, not including an indeterminate number who may hold shares in “street name.”

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

LKA also entered into an Investment Advisory and Finder’s Fee Agreement as part of the private placement agreement (“Advisory Agreement”).  The Advisory Agreement provided for a cash payment of $150,000 and 300,000 shares of LKA common stock valued at $138,300, or $0.46 per share.  The above payments, as well as the $300,000 cash payment to Brannon and an additional $12,044 paid for closing costs, all totaling $600,344, was recorded as common stock issue costs against additional paid-in capital.

Use of Proceeds of Registered Securities

During the year ended December 31, 2014 and 2013, we did not receive any proceeds from the sale of registered securities.

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

Business Operations

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the zones (veins) within the mine that previously produced over 133,701 ozs. (82% of which came during the period of commercial production from 2002-2006 at an average ore grade of 16.01 ozs. gold per ton). As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA’s objective/challenge will be to locate consistent vein widths within these high-grade zones to establish significant reserves and resume commercial production. Drilling and drifting (exploratory mining) along the vein structure has been the primary method of exploration to date. LKA expects to incorporate geochemical analysis, mapping (surface and underground) and other methods of exploration as its budget permits. Since resuming operations in the first quarter of 2009, LKA has, as of the date of this report, shipped and/or sold more than 35 bulk samples of crushed gold-bearing vein material containing over 4,600 ounces of gold.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

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

Asset Retirement Obligations

LKA recognizes legal obligations associated with the retirement of long-lived assets at fair value at the time the obligations are incurred.  Upon initial recognition of a liability, the costs are capitalized as part of the carrying amount of the related long-lived asset.

Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectability is reasonably assured.  Revenue is generated through the sale of gold-bearing vein material and is recognized upon acceptance of this material    by the smelter or processor.

Liquidity and Capital Resources

Current assets at December 31, 2014 totaled $902,390, which was comprised of cash totaling $698,745 and accounts receivable of $203,645.

During fiscal 2014, our operating activities used net cash of $683,751.  In 2013, by contrast, operating activities used net cash of $121,589.  The increase in net cash used in operations is mostly due to decreases in operating assets and liabilities $323,470 in 2014, compared to increases of $217,804 in 2013.

Net cash provided by investing activities was $38,907 in 2014 compared to net cash used in investing activities of $42,907 in 2013.  The increase in net cash provided in investing activities is a result of the change in restriction on cash related to preferred stock issuances in 2013.

Net cash provided by financing activities increased to $1,334,849 in 2014, compared to $85,907 in 2013.  The increase in cash provided in financing activities is mainly due to the issuance of common stock for cash of $1,800,000 in 2014, partially offset by cash payments of $162,044 for stock issuance costs and $300,000 to settle common stock rights.  At December 31, 2014, the Company had working capital of $531,436, as compared to a working capital deficit of $456,657 at December 31, 2013.

Results of Operations

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

During the calendar year ended December 31, 2014, we recognized revenue of $906,400 from the shipment and sale of gold-bearing vein material compared to $821,956 in 2013.  These sales resulted from our exploration activities at the Golden Wonder mine.  Exploration expenses increased from $808,657 in 2013 to $887,549 in 2014, or approximately 9.8%.  Professional fees increased by $118,476, or approximately 105.4%, mainly due to $158,788 of non-cash equity compensation expense in 2014 compared to $27,292 in non-cash equity compensation during 2013. General and administrative expenses increased by $47,185, or approximately 31% in 2014. We incurred an operating gain of $41,389 during the calendar year ended December 31, 2014, as compared to an operating gain of $13,299 in 2013.  Our total other  expenses decreased to $6,205 in 2014, from $2,761,739 in the prior year, mainly as a result of a $2,756,000 one-time non-cash stock based expenses for common stock shares issued that were not subject to the reverse stock split in 2013.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors
LKA Gold Incorporated
Gig Harbor, Washington

We have audited the consolidated balance sheets of LKA Gold Incorporated and its subsidiary, (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA Gold Incorporated and its subsidiary as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LKA Gold Incorporated will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, LKA Gold Incorporated suffered losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 11. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 8, 2015

LKA GOLD INCORPORATED
Consolidated Balance Sheets

ASSETS
	December 31,
	2014	2013
CURRENT ASSETS

Cash	$698,745	$8,740
Restricted cash	-	42,907
Accounts receivable	203,645	38,638

Total Current Assets	902,390	90,285

FIXED ASSETS

Land, equipment, mining claims and asset retirement obligations	811,085	807,085
Accumulated depreciation	(327,705)	(292,856)

Total Fixed Assets, Net of Accumulated Depreciation	483,380	514,229

OTHER NON-CURRENT ASSETS

Reclamation Bonds	123,597	123,597

TOTAL ASSETS	$1,509,367	$728,111

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	2014	2013
CURRENT LIABILITIES

Accounts payable	$278,354	$272,579
Accounts payable – related party	6,533	102,497
Note payable	10,000	10,000
Accrued wages and advances payable to officer	76,067	161,866

Total Current Liabilities	370,954	546,942

NON-CURRENT LIABILITIES

Asset retirement obligation	112,876	127,310

Total Liabilities	483,830	674,252

Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 1,800 shares issued and outstanding, respectively	-	2
Common stock; $0.001 par value, 50,000,000 shares authorized, 19,165,152 and 14,976,556 shares issued, 19,121,528 and 10,432,932 shares outstanding, respectively	19,165	14,977
Additional paid-in capital	17,963,315	16,428,239
Treasury stock; 43,624 and 43,624 shares at costs, respectively	(86,692)	(86,692)
Accumulated deficit	(16,870,251)	(16,302,667)

Total Stockholders' Equity	1,025,537	53,859

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,509,367	$728,111

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations

	Year Ended
	December 31,
	2014	2013
REVENUES

Sales - precious metals	$906,400	$821,956

EXPLORATION COSTS

Exploration and related costs	(887,549)	(808,657)

GROSS MARGIN	18,851	13,299

OPERATING EXPENSES

Professional fees	230,881	112,405
General and administrative	199,349	152,163
Officer salaries and bonus	150,000	150,000

Total Operating Expenses	580,230	414,568

OPERATING LOSS	(561,379)	(401,269)

OTHER EXPENSE

Loss on settlement of debt with shares	-	(2,756,000)
Interest expense, net	(6,205)	(5,539)

Total Other Expense	(6,205)	(2,761,739)

NET LOSS	$(567,584)	$(3,162,808)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	14,704,961	14,850,363

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Treasury Stock				Total
							Additional	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity (Deficit)

Balance, December 31, 2012	-	$-	14,816,913	$14,817	43,624	$86,692	$13,559,201	$(13,139,859)	$347,467

Preferred stock issued for cash	11,500	12	-	-	-	-	114,988	-	115,000

Preferred stock converted into common	(9,700)	(10)	164,643	165	-	-	(155)	-	-

Preferred stock issuance costs	-	-	-	-	-	-	(11,500)	-	(11,500)

Common stock warrants issued for services	-	-	-	-	-	-	27,292	-	27,292

Loss on settlement of debt with common stock	-	-	-	-	-	-	2,756,000	-	2,756,000

Preferred stock dividends paid	-	-	-	-	-	-	(17,593)	-	(17,593)

Shares retired	-	-	(5,000)	(5)	-	-	6	-	1

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(3,162,808)	(3,162,818)

Balance, December 31, 2013	1,800	$2	14,976,556	$14,977	43,624	$86,692	$16,428,239	$(16,302,667)	$53,859

Preferred stock converted into common	(1,800)	(2)	45,000	45	-	-	(43)	-	-

Common stock issued for cash, net of issuance costs	-	-	7,200,000	7,200	-	-	1,630,756	-	1,637,956

Common stock issued for stock issuance costs	-	-	320,965	321	-	-	(321)	-	-

Common stock issued for services	-	-	364,000	364	-	-	156,740	-	157,104

Common stock issued for related party debt	-	-	108,631	108	-	-	45,517	-	45,625

Common stock cancelled in share settlement	-	-	(3,850,000)	(3,850)	-	-	(296,150)	-	(300,000)

Preferred stock dividend paid	-	-	-	-	-	-	(3,107)	-	(3,107)

Common stock warrants issued for services	-	-	-	-	-	-	1,684	-	1,684

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	(567,584)	(567,584)

Balance, December 31, 2014	-	$-	19,165,152	$19,165	43,624	$86,692	$17,963,315	$(16,870,251)	$1,025,537

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(567,584)	$(3,162,808)
Items to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	34,849	35,899
Accretion of asset retirement obligation	4,541	4,224
Stock based expense for shares not subject to reverse split	-	2,756,000
Common stock options, warrants and shares issued for services and officer bonus	158,788	27,292
Loss on settlement of related party debt for common stock	9,125	-
Changes in operating assets and liabilities
Decrease in prepaid and other assets	-	1,688
(Increase) decrease in accounts receivable	(165,007)	112,886
Increase (decrease) in accounts payable and accounts payable - related party	(53,689)	86,936
Decrease in asset retirement obligations	(18,975)	-
Increase (decrease) in accrued expenses	(85,799)	16,294
Net Cash Used by Operating Activities	(683,751)	(121,589)

CASH FLOWS FROM INVESTING ACTIVITIES

Change in restricted cash	42,907	(42,907)
Purchase of construction in-process	(4,000)	-
Net Cash Provided (Used) by Investing Activities	38,907	(42,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash, net of $162,044 in issuance costs	1,637,956	-
Preferred stock issued for cash, net of $11,500 in issuance costs	-	103,500
Payment of preferred stock dividends	(3,107)	(17,593)
Cash paid for stock right settlement	(300,000)	-
Net Cash Provided by Financing Activities	1,334,849	85,907

NET INCREASE IN CASH	690,005	(78,589)
CASH AT BEGINNING OF PERIOD	8,740	87,329
CASH AT END OF PERIOD	$698,745	$8,740

CASH PAID FOR:
Interest	$6,207	$1,200
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for accounts payable – related party	$36,500	$-
Common stock issued for preferred stock conversion	$45	$-
Common stock issued for preferred stock issuance costs	$6,080	$-
Common stock issued for finders fees	$138,300	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA Gold Incorporated, a Delaware corporation and its wholly-owned subsidiary (LKA International, Inc.), a Nevada corporation (LKA).  LKA was incorporated on March 15, 1988, under the laws of the State of Delaware.

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

b.                 Basic and Diluted Loss Per Share

LKA presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. LKA had net losses as of December 31, 2014 and 2013, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because the effect would be anti-dilutive.

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

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

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

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$1,295,892	$1,108,798
Accrued expenses	29,739	89,203
Valuation allowance	(1,325,631)	(1,198,001)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Pre-tax book income (loss)	$(192,787)	$(1,075,355)
Meals and entertainment	1,193	1,375
Common stock, options and warrants issued for services and debt discount	62,421	9,279
Related party accruals	(59,465)	17,764
Accretion	1,544	1,436
Loss on debt conversion	-	937,040
Net operating loss carry forward	1,295,892	1,108,798
Valuation allowance	(1,108,798)	(1,000,337)
Federal Income Tax	$-	$-

LKA had net operating losses of approximately $3,811,448 that expire in years through 2024.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f.                 Cash Equivalents

LKA considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

g.                 Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due on gold sales, are unsecured and are carried at their estimated collectible amounts.  Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest. Accounts receivable are periodically evaluated for collectability based on past credit history with clients.  Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.                 Principles of Consolidation

The consolidated financial statements include those of LKA Gold Incorporated, a Delaware corporation and its wholly-owned subsidiary LKA International, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated.

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

j.                 Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectability is reasonably assured.  Revenue is generated through the sale of gold-bearing vein materialand is recognized upon acceptance of this material  by the smelter, or other ore processors. During the years ended December 31, 2014 and 2013, LKA recognized $906,400 and $821,956 from the delivery of gold-bearing material from the Golden Wonder mine, respectively. Precious metal sales receivables are $203,645 and $38,638 at December 31, 2014 and 2013, respectively and are due from one customer.  A total of $195,351 and $641,498, or approximately 21% and 78%, of revenue recognized during the years ended December 31, 2014 and 2013 are from one source, Echo Bay Minerals Company in Republic, Washington.  A total of $478,295, or approximately 53%, of revenue recognized during the year ended December 31, 2014 was from one source, TCB International, Inc. in Phoenix, Arizona.  A total of $232,754, or approximately 26%, of revenue recognized during the year ended December 31, 2014 was from one source, Klondex Mines, Ltd. in Elko, Nevada.

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

n.                 Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2014, with no effect on previously reported net income or stockholder’s equity.

o.                 Long Lived Assets

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

NOTE 2 -                 FIXED ASSETS (CONTINUED)

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Land improvements	Estimated life of mine
Mining equipment	3 – 5 years
Vehicles	5 years

Fixed assets and accumulated depreciation are as follows:
	December 31,
	2014	2013
Fixed assets:
Land	$376,442	$376,442
Mining claims	12,137	12,137
Land improvements	128,580	128,580
Automobile	66,923	66,923
Mining equipment	124,976	124,976
Unamortized asset retirement obligation (Note 3)	98,027	98,027
Construction in-process	4,000	-
Less: Accumulated depreciation	(327,705)	(292,856)
Total fixed assets	$483,380	$514,229

Depreciation expense for the years ended December 31, 2014 and 2013 was $34,849 and $35,899, respectively.

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

NOTE 3 -                 ASSET RETIREMENT OBLIGATIONS (CONTINUED)

As of December 31, 2014 and 2013, LKA holds reclamation bonds totaling $123,597 in the name of the State of Colorado (the State) for both the Ute Ulay and Golden Wonder mines.  These amounts are being held by the State until the mines are closed and reclamation activities begin.

Accretion expense on asset retirement obligations for the years ended December 31, 2014 and 2013 was $4,541 and $4,224, respectively.

NOTE 4 -                 RELATED PARTY TRANSACTIONS

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, equipment, services and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2014 and 2013, LKA owes Abraham & Co $6,000 and $51,500 on this obligation, respectively.

During February 2014, LKA issued 108,631 shares of common stock to Abraham & Co., Inc. for payment of $36,500 in amounts payable form LKA. LKA recognized a loss on settlement of debt of $9,125 as a result of the value of the stock issued being greater than the debt extinguished.

Accounts and Wages Payable

At December 31, 2014 and 2013, LKA owes $533 and $50,997, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $76,067 and $161,866 in unpaid salary at December 31, 2014 and 2013, respectively.

NOTE 5 -                           MINE OPERATING AGREEMENT

During August 2010, LKA entered into a Mine Operating Agreement (Operating Agreement) with Coal Creek Construction (Coal Creek).  The Operating Agreement calls for Coal Creek to provide mine operating services, including mining and underground construction, blasting, crushing, bagging, hauling, loading and transporting of gold enriched vein material and associated waste material to locations specified by LKA in the vicinity of the property, maintenance of roads to the Property and working areas for the mining of the Property.

Per the Operating Agreement, Coal Creek is to pay all Mine Operator Services Expenses and is entitled to reimbursement for such expenses from LKA provided LKA has received sufficient monies from goldsales.  LKA is responsible for payment of costs associated with vehicles it provides for the Project (including insurance and maintenance) property and production taxes, mining claim assessments or fees, personnel and consultants hired by LKA, claim and permit filings, and reclamation bonds. LKA shall also pay all liabilities associated with the Property which were incurred prior to the date of the Operating Agreement.

In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.  During and as of the years ended December 31, 2014 and 2013, LKA paid Coal Creek $725,602 and $563,133 for Mine Operator Services and accrued an additional $122,742 and $196,883 in remaining reimbursable expense related to  gold shipments, respectively.

NOTE 6 -                                                                    NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION LIABILITY

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon  discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency’s (the “EPA”) regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, LKA management expects this project will have a negligible impact on the LKA’s financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of the year ended December 31, 2014. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

Except as discussed above, LKA is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

NOTE 7 -                                                                    CONVERTIBLE PREFERRED STOCK

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

NOTE 7 -                                                                    CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

Between September 2013 and February 2014 all holders of convertible preferred stock elected to convert their shares into 209,643 shares of common stock.  As a result, all of the Dividend Reserve was paid upon conversion.  The balance in Dividend Reserve and Market Development Funds cash was $0 and $42,907 as of December 31, 2014 and 2013, respectively.

NOTE 8 -                                                                    COMMON STOCK

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

During February 2014, LKA issued a total of 339,000 shares of common stock for services to four consultants.  LKA recognized $169,161 in non-cash consulting expense

During February 2014, LKA issued 108,631 shares of common stock for accrued office space rent to Abraham & Co., Inc., a related party entity, valued at $45,625, for accrued amounts of $36,500 and an additional expense of $9,125.

During February 2014, the holder of 1,800 shares of Preferred Stock elected to convert all of the Preferred Stock into 45,000 shares of common stock.

During June 2014, LKA issued 20,965 shares of common stock to Abraham & Co. for commissions related to the issuance of convertible preferred stock.  The value of the common shares of $6,080, or $0.29 per share, was recorded as convertible preferred stock issuance costs.

NOTE 8 -                                                                    COMMON STOCK  (CONTINUED)

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

LKA also entered into an Investment Advisory and Finder’s Fee Agreement as part of the private placement agreement (“Advisory Agreement”).  The Advisory Agreement provided for a cash payment of $150,000 and the issuance of 300,000 shares of LKA common stock valued at $138,300, or $0.46 per share.  The above mentioned cash and stock payments, as wells as an additional $12,044 paid for stock issuance closing costs totaling $162,044 was recorded as common stock issue costs against additional paid-in capital.

NOTE 9 -                                                                    COMMON STOCK OPTIONS AND WARRANTS

Common Stock Options

During October 2011, LKA issued its Chairman and CEO 250,000 shares of common stock and options to purchase up to 500,000 shares of LKA common stock at $1.00 per share for 3 years.  The shares and options were issued for services rendered related to the continued management and operation of the company. The common stock options were allowed to expire unexercised on December 31, 2014.  No expense was recognized on these stock options during the years ended December 31, 2014 or 2013

The common stock options were valued at $360,947 using the Black-Scholes option fair value pricing model using the following assumptions:
Stock price on grant date	$1.30
Exercise price	$1.00
Expected time to exercise	1.5 years
Risk free interest rate	0.69%
Volatility	106.56%
Expected forfeiture rate	0.00%

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2014 and 2013:
	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life
Options exercisable at December 31, 2012	500,000	1.00	1.83
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Options exercisable at December 31, 2013	500,000	$1.00	0.83
Granted	-	-	-
Exercised	-	-	-
Expired	(500,000)	1.00	-
Options exercisable at December 31, 2014	-	$-	-

The aggregate intrinsic value of stock options was $0 and $0 at December 31, 2014 and 2013, respectively.

NOTE 9-                 COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

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

During April 2011, LKA entered into an interim consulting agreement with Francois Viens to act as a special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As an initial incentive compensation for his services, LKA issued Mr. Viens warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting.  Each warrant has a term of two and one-half years. In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.  The value of the warrants was recognized as expense ratably over the vesting term.  During the year ended December 31, 2013, LKA expensed $10,089 related to the warrant vesting.

The Viens warrant three-year vesting schedule is as follows:

Warrant I for 100,000 shares exercisable at $1.60 per share, to be issued as of May 1, 2011
Warrant II for 75,000 shares exercisable at $2.40 per share, to be issued one year later, or May 1, 2012
Warrant III for 75,000 shares exercisable at $3.60 per share, to be issued one year later, or May 1, 2013

During the years ended December 31, 2014 and 2013, 75,000 and 100,000 warrants related to the above agreement expired unexercised, respectively.

The Warrant I - III tranches were valued at $91,905, $64,955 and $60,586 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$1.18
Exercise price	$1.60 – 3.60
Expected time to exercise	2.5 years
Risk free interest rate	0.69%
Volatility	164.93%
Expected forfeiture rate	0.00%

During February 2012, LKA entered into an agreement with Rauno Perttu to act as Chief Geologist and special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As an initial incentive compensation for his services, LKA agreed to issue Mr. Perttu warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting schedule.  Each warrant has a term of two and one-half years.  In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.  The value of the warrants was recognized as expense ratably over the vesting term.  During the year ended December 31, 2014 and 2013, LKA expensed $1,684 and $17,194 related to the warrants, respectively.

NOTE 9- COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Common Stock Warrants (Continued)

The Perttu warrant three-year vesting schedule is as follows:

Warrant I for 100,000 shares exercisable at $0.80 per share, to be issued as of March 1, 2012.
Warrant II for 75,000 shares exercisable at $1.20 per share, to be issued one year later, or March 1, 2013.
Warrant III for 75,000 shares exercisable at $1.60 per share, to be issued one year later, or March 1, 2014.

During the year ended December 31, 2014, 100,000 warrants related to the above agreement expired unexercised.

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

The Warrant I - III tranches were valued at $44,792, $29,769 and $26,947 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.70
Exercise price	$0.80 – 1.60
Expected time to exercise	2.5 years
Risk free interest rate	0.35%
Volatility	121.02%
Expected forfeiture rate	0.00%

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2014 and 2013:
	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2012	542,000	1.80	2.06
Granted	-	-	-
Exercised	-	-	-
Expired	(142,000)	(1.68)	-
Balance, December 31, 2013	400,000	$1.85	1.48
Granted	-	-	-
Exercised	-	-	-
Expired	(175,000)	(1.49)	-
Balance, December 31, 2014	225,000	$2.13	1.08

NOTE 10 -                                                                    NOTE SETTLEMENT AGREEMENT

Effective as of August 14, 2012, LKA, executed a Letter Agreement with Brannon, whereby, the parties agreed to settle the entire unpaid principal balance of $766,321 and accrued interest of $365,762 on a note payable through the issuance of a total of six million shares of LKA common stock at a then pre-split settlement price of $0.1886 per share.

Under the Letter agreement, LKA was required to deliver to Brannon a stock certificate representing 400,000 shares of common stock and Brannon was to provide LKA written notice of its election when to issue the remaining 5,200,000 common shares of LKA.  The 5,200,000 shares of issued, but not outstanding common shares to Brannon were not subject to a 1:2 reverse stock split.  As such, upon the 1-for-2 reverse-split of its common stock in 2013,

NOTE 10 -                                                                    NOTE SETTLEMENT AGREEMENT (CONTINUED)

LKA recognized an additional $2,756,000 in non-cash stock based expense for the exclusion of 5,200,000 pre-split (2,600,000 post-split) issued but not yet outstanding common shares related to October 2012 debt conversions.  The expense was calculated based on the market price of $1.06 per share on the 2,600,000 post-split shares as of March 15, 2013.

LKA was required, within 90 days of the date of the Letter Agreement and Note Settlement Agreement, to proceed with the court hearing process for the Settlement Shares to be issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.   On October 15, 2012, the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida, issued its Consent Final Judgment with respect to the issuance to the five recipients of a total of 887,111 post-split shares of LKA common stock and with respect to Brannon, a total of 6,000,000 common shares, of which 2,150,000 were issued at December 31, 2014. The remaining 3,850,000 common shares were returned to LKA as part of the August, 2014 private placement of 7,200,000 shares of common stock with KFLP (see Note 9). The private placement agreement called for LKA to purchase the Brannon rights to receive 4,200,000 shares of LKA common stock. Brannon received $300,000 in cash and 650,000 shares of LKA common stock in exchange for its rights to receive future distributions from the remaining 3,850,000 shares reserved by the Company for this purpose. LKA cancelled these remaining shares.

NOTE 11 -                                                                    GOING CONCERN

LKA's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, LKA has recently accumulated significant losses and has negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the LKA's ability to continue as a going concern are as follows:

LKA is currently engaged in an exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November, 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. During this evaluation period, sampling and analysis of exposed veins has yielded encouraging results and some precious metals revenues. While encouraging, no conclusion can be drawn at this time about the commercial viability of the mine and LKA continues to evaluate potential merger, joint venture or lease agreements for the property.

In order to support continued operation of the mine, LKA completed a $1,800,000 capital funding raise in August 2014 (see Note 9).  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our President and our Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management concluded that as of December 31, 2014, our internal controls over financial reporting were not effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
-
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and,

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2014 fiscal year, there were no changes in our internal control over financial reporting.

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

Background and Business Experience

Kye Abraham, President, Chairman of the Board is 56 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered FINRA broker/dealer and Registered Investment Adviser. Mr. Abraham is also the Managing Partner of Caldera Limited Partnership.  Mr. Abraham directs all mining, finance and general business matters for the Company..

Nanette Abraham, Secretary/Treasurer and Directorage 57, was employed as a Research Associate by the Russell Investments, a worldwide investment and financial consulting company,   from 1991-2006.  She has been the Secretary and a Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002. Mrs. Abraham is instrumental in the process of review, analysis, and payment of mine operations costs and the general operating expenses of the Company. Mrs. Abraham is an active participant in the day-to-day management of the Company.

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

Involvement in Other Public Companies Registered Under the Exchange Act

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2014, there were no late filings, no failures to make filings and no unreported transactions.

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the calendar year ended December 31, 2014, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/14 12/31/13 12/31/12	$138,000 $138,000 $138,000	0 0 0	0 0 0	0 0 0	$138,000 $138,000 $138,000
Nannette Abraham Sec./Treas Director	12/31/14 12/31/13 12/31/12	$12,000 $12,000 $12,000	0 0 0	0 0 0	0 0 0	$12,000 $12,000 $12,000

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company’s common stock as of March 27, 2015:

Ownership of Principal Shareholders

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	4,296,129(1)	22.4%(3)
Common Stock	Koski Family Limited Partnership	7,200,000(2)	37.6%(3)

(1) Consists of 775,281 shares that are held directly by Mr. And Ms. Abraham; 3,217,021 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; 136,482 shares that are owned by Cognitive Assoc LP of which Mr. Abraham is the Managing Partner, 16,017 shares that are owned by Cognitive Intelligence LP of which Mr. Abraham is the Managing Partner, and 151,328 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.

(2) Shares are held directly.

(3) Based on a total of 19,165,152 shares outstanding.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2014:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	4,296,129(1)	22.4% (2)
Common Stock	Nanette Abraham	(3)	22.4% (2)

(1) Consists of 775,281 shares that are held directly by Mr. And Ms. Abraham; 3,217,021 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; 136,482 shares that are owned by Cognitive Assoc LP of which Mr. Abraham is the Managing Partner, 16,017 shares that are owned by Cognitive Intelligence LP of which Mr. Abraham is the Managing Partner, and 151,328 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.

 (2 Based on a total of 19,165,152 shares outstanding.

(3) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 4,296,129 shares that Mr. Abraham beneficially owns.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, during the past fiscal year, the Company has not entered into any transaction with a related person, and there is no currently proposed transaction with a related person, in which the Company was, or is to be, a participant where the amount involved exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years.

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, administrative services, and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and Registered Investment Adviser) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2014 and 2013, LKA owes Abraham & Co $6,000 and $51,500 respectively for office rent and administrative services.

During February 2014, LKA issued 108,631 shares of common stock to Abraham & Co., Inc. for payment of $36,500 in amounts due and payable from LKA for office rent and services.

At December 31, 2014 and 2013, LKA owes $533 and $50,997, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $76,067 and $161,866 in unpaid salary at December 31, 2014 and 2013, respectively.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2014, and 2013:

Fee Category	2014	2013
Audit Fees	$23,000	$20,000
Audit-related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$23,000	$20,000

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

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibits

Exhibit Number	Description (1)
3.1	Certificate of Incorporation (2)
3.2	By-laws (2)
14	Code of Conduct (3)
31.1	302 Certification of Kye Abraham
31.2	302 Certification of Nanette Abraham
32.1	906 Certification of Kye Abraham
32.2	906 Certification of Nanette Abraham
99	NASDAQ Rule 4200(a)(15) (4)
101 INS	XBRL Instance Document*
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101 LAB	XBRL Taxonomy Extension Label Linkbase Document*
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101 SCH	XBRL Taxonomy Extension Schema Document*

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

(4) Incorporated by reference to our Annual Report on Form 10-K for the calendar year ended December 31, 2012, filed with the SEC on April 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LKA GOLD INCORPORATED

Date:	April 8, 2015	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA GOLD INCORPORATED

Date:	April 8, 2015	By:	/s/Kye Abraham
Kye Abraham, Chief Executive Officer and Board and Director

Date:	April 8, 2015	By:	/s/Nanette Abraham
Nanette Abraham, Chief Financial Officer, Chief Accounting Officer and Director