Form 10-Q
period 2015-03-31
LKA GOLD Inc /DE/
filed 2015-05-15
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 14, 2015 – 19,165,152 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31, 2015	December 31, 2014

CURRENT ASSETS
Cash	$443,439	$698,745
Accounts receivable	129,062	203,645
Total Current Assets	572,501	902,390

FIXED ASSETS
Land, equipment and mining claims	840,988	811,085
Accumulated depreciation	(335,437)	(327,705)
Total Fixed Assets, Net of Accumulated Depreciation	505,551	483,380

OTHER NON-CURRENT ASSETS
Reclamation bonds	123,597	123,597

TOTAL ASSETS	$1,201,649	$1,509,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$255,646	$278,354
Accounts payable – related party	15,709	6,533
Note payable	10,000	10,000
Accrued wages and advances payable to officer	76,067	76,067
Total Current Liabilities	357,422	370,954

NON-CURRENT LIABILITIES
Asset retirement obligation	114,097	112,876
Total Liabilities	471,519	483,830

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,165,152 and 19,165,152 shares issued and 19,121,528 and 19,121,528 shares outstanding, respectively	19,165	19,165
Additional paid-in capital	17,963,315	17,963,315
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(17,165,658)	(16,870,251)
Total Stockholders’ Equity	730,130	1,025,537

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,201,649	$1,509,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
REVENUES
Sales – precious metals	$128,066	$184,036

EXPLORATION COSTS	(323,866)	(148,631)

GROSS MARGIN (DEFICIT)	(195,800)	35,405

OPERATING EXPENSES
General and administrative	38,909	51,929
Officer salaries	37,500	37,500
Professional and consulting	22,729	200,543
Total Operating Expenses	99,138	289,972

OPERATING LOSS	(294,938)	(254,567)

OTHER EXPENSE
Interest expense, net	(469)	(1,900)

NET LOSS	$(295,407)	$(256,467)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	19,165,152	15,197,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(295,407)	$(256,467)
Items to reconcile net loss to net cash used by operating activities:
Accretion of asset retirement obligation	1,221	1,135
Depreciation and amortization	7,732	8,975
Common stock and warrants issued for services	-	183,593
Common shares issued for expenses	-	9,125
Changes in operating assets and liabilities
Decrease in accounts receivable	74,583	4,058
Decrease in accounts payable	(22,708)	(17,912)
Increase in accounts payable – related party	9,176	4,002
Increase in accrued expenses	-	18,692
Net Cash Used by Operating Activities	(225,403)	(44,799)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(29,903)	-
Restricted cash	-	42,907
Net Cash Provided (Used) by Investing Activities	(29,903)	42,907

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of preferred stock dividends	-	(3,107)
Net Cash Used by Financing Activities	-	(3,107)

DECREASE IN CASH	(255,306)	(4,999)

CASH AT BEGINNING OF PERIOD	698,745	8,740

CASH AT END OF PERIOD	$443,439	$3,741

CASH PAID FOR:
Interest	$471	$300
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accrued payables, related party	$-	$36,500
Common stock issued for conversion of preferred stock	-	44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
March 31, 2015

NOTE 1 -        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (Formerly LKA International, Inc.)  (“LKA” or the “Company”) is currently engaged in efforts to re-establish mineable reserves and return to commercial gold production.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -        RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $10,500 and $6,000 as of March 31, 2015 and December 31, 2014, respectively.

Related Party Debt – Accounts and Wages Payable

At March 31, 2015 and December 31, 2014, LKA owes $5,209 and $533, respectively, for purchases made on the personal credit card of LKA’s President, Kye Abraham.  Additionally, LKA owed Kye Abraham $76,067 and $76,067 in unpaid salary at March 31, 2015 and December 31, 2014, respectively.

NOTE 3 -        SIGNIFICANT EVENTS

Precious Metals Sales

During January through March 2015, LKA delivered a total of approximately 83.08 dry short tons of precious metals ore for processing at a net revenue value of $128,066.  At March 31, 2015 and December 31, 2014, LKA had metal sales receivables of $129,062 and $203,645, respectively.

NOTE 4 -        GOING CONCERN

LKA's unaudited consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, LKA has recently accumulated significant losses and has negative working capital.  All of these items raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the LKA's ability to continue as a going concern are as follows:

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

In order to support continued operation of the mine, LKA entered into several financing transactions during the year ended December 31, 2014, and plans on raising additional funding during 2015 to support the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

There can be no assurance that LKA will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan.  The ability of LKA to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually return to profitable operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 -                 NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION LIABILITY

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency’s (the “EPA”) regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, LKA management expects this project will have a negligible impact on the LKA’s financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of March 31, 2015. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

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

Results of Operations

For The Three Months Ended March 31, 2015 Compared to The Three Months Ended March 31, 2014

During the three months ended March 31, 2015, we recognized revenue of $128,066 from the shipment (sale) of gold enriched vein material, compared to $184,036 in the three months ended March 31, 2014, a decrease of $55,970, or approximately 30%.  Much of this decrease in sales can be attributed to the Company’s focus on underground drilling for new high-grade gold bearing structures. Management expects that the current underground drilling program will continue in the second quarter. At this point, it is too early to know if the drilling program will prove successful in delineating a commercial ore body. Gold sales result from our exploration activities at the Golden Wonder mine. All sales during the quarter were made to Klondex Mines.

Exploration expenses increased $175,235, or approximately 118%, from to $148,631 in the three months ended March 31, 2014, to $323,866 in the three months ended March 31, 2015. The increase is mainly due to a $169,935 increase in contract labor from increased mine exploration.

Professional fees decreased by $177,814, or approximately 89%, mainly due to the recognition of $183,593 in non-cash equity compensation expense to consultants during the three months ended March 31, 2014.

General and administrative expenses decreased by $13,020, or approximately 25% in the three months ended March 31, 2015, mainly due to a $26,831 decrease in investor relations expenses, partially offset by a $10,203 increase in travel related expenses, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

We incurred an operating loss of $294,938 during the three months ended March 31, 2015, as compared to an operating loss of $254,567 in the three months ended March 31, 2014. The $40,371, or approximately 16%, increase is mainly due to the recognition of $183,593 in non-cash equity compensation expense to consultants during the three months ended March 31, 2014, partially offset by the $148,631 increase in exploration expense.

Interest expense, net decreased to $469 during the three months ended March 31, 2015, as compared to $1,900 in the three months ended March 31, 2014.

Net loss totaled $295,407, or $0.02 per share, in the three months ended March 31, 2015, compared to a net loss of $256,467, or $0.02 per share, in the three months ended March 31, 2014.

Liquidity

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

In order to support continued operation of the mine, LKA entered into several financing transactions during the year ended December 31, 2014, and plans on raising additional funding during 2015 to support the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

There can be no assurance that LKA will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan.  The ability of LKA to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually return to profitable operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Current assets at March 31, 2015 totaled $572,501.  As of that date, we had $443,439 in cash and $129,062 in accounts receivable, as compared to $698,745 in cash and $203,645 in accounts receivable at December 31, 2014.

During the three months ended March 31, 2015, our operating activities used net cash of $225,403, compared to $44,799 in the comparable 2014 period.  Investing activities used cash of $29,903 for the purchase of fixed assets during the period ended March 31, 2015, compared to providing cash of $42,907 from changes in restricted cash in the comparable 2014 period.  Financing activities did not provide any cash during the three months ended March 31, 2015, compared to $3,107 cash used by financing activities during the three months ended March 31, 2014.

At March 31, 2015, the Company had a working capital deficit of $215,079, as compared to $531,436 at December 31, 2014.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

The Company is the owner of the Golden Wonder Mine (the “Mine”) located near Lake City, Colorado.  The Mine is subject to the jurisdiction and regulation of the Mine Safety and Health Administration (the “Administration”).  During the reporting period covered by this report, the Company received no citations or orders from the Administration requiring disclosure pursuant to this this Item 4.

Item 5. Other Information.

During the three months ended March 31, 2015, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

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

LKA GOLD INCORPORATED

Date:	May 15, 2015	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 15, 2015	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director