Form 10-Q
period 2015-06-30
LKA GOLD Inc /DE/
filed 2015-08-17
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 14, 2015 – 19,165,152 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS

CURRENT ASSETS	June 30, 2015	December 31, 2014
Cash	$193,006	$698,745
Accounts receivable	995	203,645
Total Current Assets	194,001	902,390

FIXED ASSETS
Land, equipment and mining claims	849,140	811,085
Accumulated deprecation	(343,440)	(327,705)
Total Fixed Assets, Net of Accumulated Depreciation	505,700	483,380

OTHER NON-CURRENT ASSETS
Reclamation bonds	123,597	123,597

TOTAL ASSETS	$823,298	$1,509,367

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$253,566	$278,354
Accounts payable – related party	11,928	6,533
Note payable	10,000	10,000
Accrued wages and advances payable to officer	76,067	76,067
Total Current Liabilities	351,561	370,954

NON-CURRENT LIABILITIES
Asset retirement obligation	115,319	112,876
Total Liabilities	466,880	483,830
STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,165,152 and 19,165,152 shares issued and 19,121,528 and 19,121,528 shares outstanding, respectively	19,165	19,165
Additional paid-in capital	17,963,315	17,963,315
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(17,539,370)	(16,870,251)
Total Stockholders' Equity	356,418	1,025,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$823,298	$1,509,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES
Sales - precious metals	$-	$257,047	$115,985	$441,083

EXPLORATION COSTS	(257,932)	(176,642)	(581,798)	(325,273)

GROSS MARGIN (DEFICIT)	(257,932)	80,405	(465,813)	115,810

OPERATING EXPENSES
General and administrative	39,685	31,882	78,594	83,811
Officer salaries	37,500	37,500	75,000	75,000
Professional and consulting	26,197	26,243	48,926	226,786
Total Operating Expenses	103,382	95,625	202,520	385,597

OPERATING LOSS	(361,314)	(15,220)	(668,333)	(269,787)

OTHER EXPENSE
Interest expense, net	(317)	(2,317)	(786)	(4,217)

NET LOSS	$(361,631)	$(17,537)	$(669,119)	$(274,004)
BASIC NET LOSS PER SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.02)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,165,152	15,449,187	19,165,152	15,436,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(669,119)	$(274,004)
Items to reconcile net loss to net cash provided (used) by operating activities:
Accretion of asset retirement obligation	2,443	2,270
Depreciation and amortization	15,735	17,949
Common stock and warrants issued for services	-	1,684
Common shares issued for services	-	181,909
Common shares issued for expenses	-	9,125
Changes in operating assets and liabilities
Decrease in accounts receivable	202,650	38,638
Decrease in accounts payable and accounts payable – related party	(19,393)	(31,542)
Increase in accrued expenses	-	21,025
Net Cash Used in Operating Activities	(467,684)	(32,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(38,055)	-
Restricted cash	-	42,907
Net Cash Provided by (Used in) Investing Activities	(38,055)	42,907

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of preferred stock dividends	-	(3,107)
Net Cash Used in Financing Activities	-	(3,107)

DECREASE IN CASH	(505,739)	6,854

CASH AT BEGINNING OF PERIOD	698,745	8,740

CASH AT END OF PERIOD	$193,006	$15,594

CASH PAID FOR:
Interest	$600	$600
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accrued payables, related party	$-	$36,500
Common stock issued for conversion of preferred stock	$-	$44
Common stock issued for warrant settlement fees	$-	$6,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2015

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (Formerly LKA International, Inc.)  (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -                 RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $10,500 and $6,000 as of June 30, 2015 and December 31, 2014, respectively.

Related Party Debt – Accounts and Wages Payable

At June 30, 2015 and December 31, 2014, LKA owes $1,428 and $533, respectively, for purchases made on the personal credit card of LKA’s President, Kye Abraham.  Additionally, LKA owed Kye Abraham $76,067 and $76,067 in unpaid salary at June 30, 2015 and December 31, 2014, respectively.

NOTE 3 -                 SIGNIFICANT EVENTS

Precious Metals Sales

During January through June 2015, LKA delivered a total of approximately 83.08 dry short tons of gold bearing vein material for processing at a net revenue value of $115,985.  At June 30, 2015 and December 31, 2014, LKA had metal sales receivables of $995 and $203,645, respectively.

NOTE 4 - NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM’s most

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2015

NOTE 4 - NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION (CONTINUED)

recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon  discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency’s (the “EPA”) regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, LKA management expects this project will have a negligible impact on the LKA’s financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of June 30, 2015. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

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

NOTE 6 -                  SUBSEQUENT EVENTS

On July 9, 2015, LKA entered into an Exploration Agreement & Option (the “Agreement”) with Kinross Gold U.S.A., Inc. for the purpose of expanding THE Golden Wonder Mine exploration beyond LKA’s active workings.  The Agreement, amongst its other provisions, grants Kinross a five-year exclusive right to

LKA GOLD INCORPORATED
Notes to the Consolidated Unaudited Financial Statements
June 30, 2015

NOTE 6 -                   SUBSEQUENT EVENTS (CONTINUED)

explore, and if successful, develop any mineral resource(s) containing 50,000 or more ounces of gold on LKA’s properties above and adjacent to the Golden Wonder Mine located near Lake City, Colorado. If such a resource, or multiple resources, is discovered, LKA will have the option to enter into a joint venture with Kinross for the purpose of developing such resource(s) by reimbursing 40.25% of Kinross’ exploration expenses in return for a 35% interest in the joint venture. If a joint venture is formed, LKA’s contribution will also include all of LKA’s Golden Wonder mine properties. Additionally, LKA will receive a $1.8 million credit toward its joint venture contribution in exchange for certain mine infrastructure assets.

During the five-year exploration period, Kinross will, but is not obligated to, conduct exploration, at its own expense, while LKA will retain the exclusive right to continue exploration and development of any resources within a “Carve-Out Area” which is LKA’s current area of operation.

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

Results of Operations

For The Three Months Ended June 30, 2015 Compared to The Three Months Ended June 30, 2014

Exploratory mining during the quarter was limited in order to focus resources on the underground drilling program. Limited mining operations resulted in approximately 31 dry tons of crushed vein material with an average grade of 2.16 oz (67.18 grams) gold per ton.  This material was not shipped during the quarter. Substantial additional resources were directed toward augmentation of existing environmental protection infrastructure and the installation of a semi-automated water monitoring and sampling system below the mine’s 6th level pad.

During the three months ended June 30, 2015, we recognized no revenue from the sale of gold, compared to $257,047 in the three months ended June 30, 2014.

Exploration expenses increased $81,290, or approximately 46%, from $176,642 in the three months ended June 30, 2014, to $257,932 in the three months ended June 30, 2015. The increase is mainly due to increases in contract labor from increased mine exploration.

Professional fees, which included legal expenses associated with the Kinross contract, decreased by $46 during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Additionally, as part of the terms of our contract with Kinross, we incurred expenses (professional fees) related to surveying, relocating and filing certain Golden Wonder mining claims owned by the Company.

General and administrative expenses increased by $7,803, or approximately 25% in the three months ended June 30, 2015, mainly due to a decrease in investor relations expenses during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

We incurred an operating loss of $361,314 during the three months ended June 30, 2015, as compared to an operating loss of $15,220 in the three months ended June 30, 2014. The $346,094, or approximately 2,274%, increase is mainly due to the lack of revenue from gold sales in the three months ended June 30, 2015, compared to revenue of $257,047 during the three months ended June 30, 2014, as well as the $81,290 increase in exploration expenses during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Interest expense decreased to $317 during the three months ended June 30, 2015, as compared to $2,317 in the three months ended June 30, 2014.

Net loss totaled $361,631, or $0.02 per share, in the three months ended June 30, 2015, compared to a net loss of $17,537, or $0.00 per share, in the three months ended June 30, 2014.

For The Six Months Ended June 30, 2015 Compared to The Six Months Ended June 30, 2014

During the six months ended June 30, 2015, we recognized revenue of $115,985 from gold sales, compared to $441,083 in the six months ended June 30, 2014, a decrease of $325,098, or approximately 74%.   Gold sales result from our exploration mining activities at the Golden Wonder mine.

Exploration expenses increased $256,525, or approximately 79%, from $325,273 in the six months ended June 30, 2014, to $581,798 in the six months ended June 30, 2015, mainly due to a $109,004 increase in contract labor from increased mine exploration.

Professional fees decreased by $177,860, or approximately 78%, mainly due to the recognition of $183,593 in non-cash equity compensation expense to consultants during the six months ended June 30, 2014.

General and administrative expenses decreased by $5,217, or approximately 6% in the six months ended June 30, 2015, mainly due to a $15,076 decrease in investor relations expenses, partially offset by a $7,433 increase in travel related expenses, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

We incurred an operating loss of $668,333 during the six months ended June 30, 2015, as compared to an operating loss of $269,787 in the six months ended June 30, 2014. The $398,546, or approximately 148%, increase is mainly due to the $256,525 increase in exploration costs and $325,098 decrease in revenue during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, partially offset by the $177,860 decrease in professional fees.

Interest expense decreased to $786 during the six months ended June 30, 2015, as compared to $4,217 in the six months ended June 30, 2014.

Net loss totaled $669,119, or $0.03 per share, in the six months ended June 30, 2015, compared to a net loss of $274,004, or $0.02 per share, in the six months ended June 30, 2014.

Liquidity

Current assets at June 30, 2015 totaled $194,001.  As of that date, we had $193,006 in cash and $995 in accounts receivable, as compared to $698,745 in cash and $203,645 in accounts receivable at December 31, 2014.

During the six months ended June 30, 2015, our operating activities used net cash of $467,684, compared to $32,946 in the comparable 2014 period.  Investing activities used cash of $38,055 for the purchase of fixed assets during the period ended June 30, 2015, compared to providing cash of $42,907 from changes in restricted cash in the comparable 2014 period.  Financing activities did not provide any cash during the six months ended June 30, 2015, compared to $3,107 cash used by financing activities during the six months ended June 30, 2014.

At June 30, 2015, the Company had a working capital deficit of $157,560, as compared to $531,436 working capital at December 31, 2014.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the three months ended June 30, 2015, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

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

LKA GOLD INCORPORATED

Date:	August 17, 2015	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	August 17, 2015	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director