Form 10-Q
period 2015-09-30
LKA GOLD Inc /DE/
filed 2015-11-16
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 14, 2015 – 19,165,152 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS
CURRENT ASSETS
	September 30, 2015	December 31, 2014
Cash	$16,039	$698,745
Accounts receivable	55,510	203,645
Total Current Assets	71,549	902,390

FIXED ASSETS
Land, equipment and mining claims	849,140	811,085
Accumulated depreciation	(351,308)	(327,705)
Total Fixed Assets, Net of Accumulated Depreciation	497,832	483,380

OTHER NON-CURRENT ASSETS
Reclamation bonds	123,597	123,597

TOTAL ASSETS	$692,978	$1,509,367

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$215,099	$278,354
Accounts payable – related party	14,708	6,533
Note payable	10,000	10,000
Accrued wages and advances payable to officer	101,067	76,067
Total Current Liabilities	340,874	370,954

NON-CURRENT LIABILITIES
Asset retirement obligation	116,540	112,876
Total Liabilities	457,414	483,830
STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,165,152 and 19,165,152 shares issued and 19,121,528 and 19,121,528 shares outstanding, respectively	19,165	19,165
Additional paid-in capital	17,963,315	17,963,315
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(17,660,224)	(16,870,251)
Total Stockholders' Equity	235,564	1,025,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$692,978	$1,509,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES
Sales - precious metals	$54,515	$232,563	$170,500	$673,646

EXPLORATION COSTS	88,831	213,484	670,629	538,757

GROSS MARGIN (DEFICIT)	(34,316)	19,079	(500,129)	134,889

OPERATING EXPENSES
General and administrative	25,299	65,580	103,893	149,391
Officer salaries	37,500	37,500	112,500	112,500
Professional and consulting	23,343	12,247	72,269	239,033
Total Operating Expenses	86,142	115,327	288,662	500,924

OPERATING LOSS	(120,458)	(96,248)	(788,791)	(366,035)

OTHER EXPENSE
Interest expense, net	396	1,637	1,182	5,854

NET LOSS	$(120,854)	$(97,885)	$(789,973)	$(371,889)
BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.03)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,165,152	14,113,743	19,165,152	13,201,892

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(789,973)	$(371,889)
Items to reconcile net loss to net cash used by operating activities:
Accretion of asset retirement obligation	3,664	3,406
Depreciation and amortization	23,603	26,924
Common stock and warrants issued for services	-	1,684
Common shares issued for services	-	181,909
Common shares issued for related party expenses	-	9,125
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	148,135	(33,939)
Decrease in accounts payable and accounts payable – related party	(55,080)	(188,899)
Increase (decrease) in accrued expenses	25,000	(10,889)
Decrease in asset retirement obligation	-	(18,975)
Net Cash Used in Operating Activities	(644,651)	(401,543)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(38,055)	(4,000)
Restricted cash	-	42,907
Net Cash Provided by (Used in) Investing Activities	(38,055)	38,907

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	1,500,000
Cash paid for common stock offering costs	-	(162,044)
Payment of preferred stock dividends	-	(3,107)
Net Cash Provided by Financing Activities	-	1,334,849

INCREASE (DECREASE) IN CASH	(682,706)	972,213

CASH AT BEGINNING OF PERIOD	698,745	8,740

CASH AT END OF PERIOD	$16,039	$980,953

CASH PAID FOR:
Interest	$900	$900
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued payables, related party	$-	$36,500
Common stock issued for finders fees	$-	$138,300
Common stock proceeds remitted for future stock distribution rights	$-	$300,000
Common stock issued for conversion of preferred stock	$-	$44
Common stock issued for warrant settlement fees	$-	$6,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
September 30, 2015

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (Formerly LKA International, Inc.)  (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -                 RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $12,000 and $6,000 as of September 30, 2015 and December 31, 2014, respectively.

Related Party Debt – Accounts and Wages Payable

At September 30, 2015 and December 31, 2014, LKA owes $2,708 and $533, respectively, for purchases made on the personal credit card of LKA’s President, Kye Abraham.  Additionally, LKA owed Kye Abraham $101,067 and $76,067 in unpaid salary at September 30, 2015 and December 31, 2014, respectively.

Convertible Debentures

On September 29, 2015, LKA issued two convertible debentures, each in the amount of $125,000, or a total of $250,000 to members of the Koski family, the Company’s largest shareholders.  Principal on the convertible debentures is due September 29, 2018. The convertible debentures accrue interest at 7.5% and are convertible at any time into shares of LKA common stock at $0.50 per share.  Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the debentures are converted within one year, will be paid to the convertible debenture holders. Proceeds from the sale of convertible debentures to the Koskis, plus additional debentures issued in the amount of $50,000 were received in October, 2015.

NOTE 3 -                 SIGNIFICANT EVENTS

During January through September 2015, LKA delivered a total of approximately 118.29 dry short tons of gold enriched vein material for processing at a net revenue value of $170,500.  At September 30, 2015 and December 31, 2014, LKA had metal sales receivables of $55,510 and $203,645, respectively.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
September 30, 2015

NOTE 3 -                 SIGNIFICANT EVENTS (CONTINUED)

On July 9, 2015, LKA entered into an Exploration Agreement & Option (the “Agreement”) with Kinross Gold U.S.A., Inc. for the purpose of expanding the Golden Wonder Mine exploration beyond LKA’s active workings.  The Agreement, amongst its other provisions, grants Kinross a five-year exclusive right to explore, and if successful, develop any mineral resource(s) containing 50,000 or more ounces of gold on LKA’s properties above and adjacent to the Golden Wonder Mine located near Lake City, Colorado. If such a resource, or multiple resources, is discovered, LKA will have the option to enter into a joint venture with Kinross for the purpose of developing such resource(s) by reimbursing 40.25% of Kinross’ exploration expenses in return for a 35% interest in the joint venture. If a joint venture is formed, LKA’s contribution will also include all of LKA’s Golden Wonder properties.

During the five-year exploration period, Kinross will, but is not obligated to, conduct exploration, at its own expense, while LKA will retain the exclusive right to continue exploration and development of any resources within a “Carve-Out Area” which is LKA’s current area of operation.

NOTE 4 - NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon  discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency’s (the “EPA”) regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, LKA management expects this project will have a negligible impact on the LKA’s financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of September 30, 2015. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

NOTE 5-        GOING CONCERN

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

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a producing status. The exploration program, which began in late 2008, has involved

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
September 30, 2015

NOTE 5 -                   GOING CONCERN (CONTINUED)

extensive exploratory mining and drilling for the purpose of identifying possible new production zones within the mine and on the Company’s adjacent property. During this ongoing evaluation period, bulk sampling, through exploratory mining of high-grade structures (extensions of the initial ore zone) has yielded encouraging results and over $5.1 million in precious metals revenues. Until LKA can locate another ore body, no conclusion can be drawn at this time about the commercial viability of the mine.

In order to support continued exploration of the mine, LKA entered into several financing transactions during the years ended December 31, 2014 and 2015. The Company expects to raise additional funding, through financings or the sale of enriched vein material during 2016 to fund the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of profitable mine operations, either from commercial or exploratory mining, it may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

NOTE 6 -                  SUBSEQUENT EVENTS

In October 2015, LKA issued an additional $50,000 in convertible debentures. Principal on the convertible debentures is due October 29, 2018. The convertible debentures accrue interest at 7.5% and are convertible at any time into shares of LKA common stock at $0.50 per share.  Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the debentures are converted within one year, will be paid to the convertible debenture holders. Proceeds from the sale of all debentures issued, amounting to $300,000, was collected in October, 2015.

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

Results of Operations

For The Three Months Ended September 30, 2015 Compared to The Three Months Ended September 30, 2014

During the three months ended September 30, 2015, we recognized revenue of $54,515 from the sale of gold enriched vein material derived from exploratory mining, compared to $232,563 in the three months ended September 30, 2014.  Sales result from our exploration activities at the Golden Wonder mine.

Exploration expenses decreased $124,653, or approximately 58.4%, from $213,484 in the three months ended September 30, 2014, to $88,831 in the three months ended September 30, 2015. The decrease was mainly due to a decrease in contract labor from decreased mining operations.

Professional fees increased by $11,096 during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The increase is mainly due to payments to consultants for corporate website design.

General and administrative expenses increased by $40,281, or approximately 61.4% in the three months ended September 30, 2015, mainly due to decreases in investor relations expenses during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

We incurred an operating loss of $120,458 during the three months ended September 30, 2015, as compared to an operating loss of $96,248 in the three months ended September 30, 2014. The $24,210, or approximately 25.2% increase is mainly due to the lack of revenue in the three months ended September 30, 2015, compared to revenue of $232,563 during the three months ended September 30, 2014, as well as the $124,653 decrease in exploration expenses during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Interest expense decreased to $396 during the three months ended September 30, 2015, as compared to $1,637 in the three months ended September 30, 2014.

Net loss totaled $120,854, or $0.01 per share, in the three months ended September 30, 2015, compared to a net loss of $97,885, or $0.01 per share in the three months ended September 30, 2014.

For The Nine Months Ended September 30, 2015 Compared to The Nine Months Ended September 30, 2014

During the nine months ended September 30, 2015, we recognized revenue of $170,500 from the sale of gold enriched vein material, compared to $673,646 in the nine months ended September 30, 2014, a decrease of $503,146, or approximately 74.7%.

Exploration expenses increased $131,872, or approximately 24.5%, from $538,757 in the nine months ended September 30, 2014, to $670,629 in the nine months ended September 30, 2015, mainly due to a $185,845 increase in contract labor from increased mine exploration.

Professional fees decreased by $166,764, or approximately 69.8%, mainly due to the recognition of $183,593 in non-cash equity compensation expense to consultants during the nine months ended September 30, 2014.

General and administrative expenses decreased by $45,498, or approximately 30.5% in the nine months ended September 30, 2015, mainly due to a $40,444 decrease in investor relations expenses during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

We incurred an operating loss of $788,791 during the nine months ended September 30, 2015, as compared to an operating loss of $366,035 in the nine months ended September 30, 2014. The $422,756, or approximately 115.5%, increase is mainly due to the $131,872 increase in exploration costs and $503,146 decrease in revenue, partially offset by the $212,262 decrease in operating expenses, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Interest expense decreased to $1,184 during the nine months ended September 30, 2015, as compared to $5,856 in the nine months ended September 30, 2014.

Net loss totaled $789,973, or $0.04 per share, in the nine months ended September 30, 2015, compared to a net loss of $371,889, or $0.03 per share, in the nine months ended September 30, 2014.

Liquidity

Current assets at September 30, 2015 totaled $71,549.  As of that date, we had $16,039 in cash and $55,510 in accounts receivable, as compared to $698,745 in cash and $203,645 in accounts receivable at December 31, 2014.

During the nine months ended September 30, 2015, our operating activities used net cash of $644,651, compared to $401,543 in the comparable 2014 period.  Investing activities used cash of $38,055 for the purchase of fixed assets during the period ended September 30, 2015, compared to providing cash of $38,907 from changes in restricted cash in the comparable 2014 period.  Financing activities did not provide any cash during the nine months ended September 30, 2015, compared to $1,334,849 cash provided by financing activities during the nine months ended September 30, 2014. The increase in cash provided by financing activities is mainly due to the sale of common stock for net cash proceeds of $1,337,956 during the three months ended September 30, 2014.

At September 30, 2015, the Company had a working capital deficit of $269,325, as compared to $531,436 working capital at December 31, 2014.

Focus Shift

LKA has temporarily shifted its focus from exploratory mining if favor of a more cost effective drilling program to locate additional high-grade targets within the Carve-Out area. The Company intends to follow up the underground drilling program, conducted earlier this year, with a surface drilling program which will be undertaken upon evaluation of a detailed Kinross report (geological evaluation) of certain surface features found on LKA’s mining claims. Kinross is expected to complete and provide LKA with this report in November, 2015.  LKA expects to resume exploratory mining operations upon locating new high-grade targets.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the three months ended September 30, 2015, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

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

LKA GOLD INCORPORATED

Date:	November 16, 2015	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	November 16, 2015	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director