Form 10-K
period 2015-12-31
LKA GOLD Inc /DE/
filed 2016-04-13
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2015

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

The market value of the voting and non-voting common stock is $2,480,453 based on 7,516,525 shares held by non-affiliates. The shares were valued at $0.33 per share, that being the closing price on June 30, 2015, the last business day of the registrant’s most recently completed second quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 14, 2016, the registrant had 19,165,152 shares of common stock outstanding.

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

Description of Business

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the high-grade zones (veins) within the mine that previously produced over 133,701 ozs. (82% of which came during the period of 2002-2006 at an average ore grade of 16.01 ozs. gold per ton). As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA’s objective/challenge will be to locate consistent vein widths within these high-grade zones to establish significant reserves to resume commercial production. Drilling and drifting along the vein structure has been the primary method of exploration to date. LKA expects to incorporate geochemical analysis, mapping (surface and underground) and other methods of exploration as its budget permits. Since resuming operations in the first quarter of 2009, LKA has, as of the date of this report, shipped and/or sold more than 35 bulk samples of crushed gold- bearing vein material containing 4,908 ounces of gold derived from exploratory mining operations. Net receipts from gold sales during exploration, after processing costs, total $5.175 million. Shipments for 2009, 2010, 2011, 2012, 2013, 2014 and 2015 are as follows:

Grade
	Tons	Oz/ton	Gold (Oz)
2009	88	3.82	337
2010	559	1.07	599
2011	454	1.44	653
2012	861	1.55	1,335
2013	732	1.13	830
2014	439	2.10	923
2015	118	1.95	231

Shipments in transit or process may not result in receivables or finalized payment (“settlement”) at year end. Details of any such shipments will be reported in the subsequent quarter. Gold sales have offset a significant portion of the cost of the current exploration program. To date, all shipments of gold bearing vein material have been made to TCB International, Klondex Mines, Teck, Yukon- Nevada Gold, Kinross Gold Corp and Freeport McMoRan. Currently there are no established reserves and all of LKA’s efforts are exploratory in nature. In August, 2010, LKA entered into a Mine Operating Agreement (the “Operating Agreement”) with Coal Creek Construction (“Coal Creek”).  The Operating Agreement calls for Coal Creek to provide mine operating services, including mining and underground construction, blasting, crushing, bagging, hauling, loading and transporting of vein material and associated waste material to locations specified by LKA.  Per the Operating Agreement, Coal Creek pays all Mine Operator Services Expenses and is entitled to reimbursement for such expenses from LKA, provided LKA has received sufficient monies from gold sales.  .  In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.   During and as of the years ended December 31, 2015 and 2014, LKA paid Coal Creek $431,822 and $725,602 for Mine Operator Services and accrued an additional $9,770 and $122,742 in remaining reimbursable expense related to gold shipments, respectively.

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

Dependence on One or a Few Major Customers

In North America, there are a limited number of ore buyers capable of processing Golden Wonder ore efficiently. Accordingly, we are highly dependent upon securing and maintaining good sales terms with a relatively small number of customers, most of whom are major gold producers. Failure to obtain adequate terms of sale from these few customers would cause severe disruption to our operations. From 1984-2006 (initial exploration and commercial production) Golden Wonder ore and concentrates were sold almost exclusively to ASARCO and Barrick Gold Corp. During LKA’s current exploration program (2009-2015) the majority of sales were made to one customer, Kinross Gold Corp, with lesser amounts sold to Teck, Yukon-Nevada Gold, Freeport McMoRan, TCB International and Klondex Mines. During 2015, all of our sales were to Klondex Mines.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including
Duration

We have obtained "110d" limited impact permits from the Colorado Division of Reclamation Mining and Safety and have posted reclamation bonds to ensure the clean-up of environmental disturbances on the Golden Wonder Property. Storm water and discharge permits have also been issued to LKA for operations at the Golden Wonder mine property by the Colorado Department of Public Health and Environment. We are currently in compliance with all applicable permit and bonding requirements.

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

Colorado Department of Health and Environment (“CDPHE”) Notice of Violation and Corrective Actions.
During the fourth quarter of 2014, LKA received a Notice of Violation (“NOV”) from CDPHE for failure to meet certain requirements of the Company’s wastewater discharge permit. Specifically, the NOV asserts that LKA failed to properly monitor and report required effluent parameters during certain periods, beginning in the second quarter of 2010 and ending in the second quarter of 2012. The NOV further asserts that LKA failed to install flow measuring and charting devices to record a very small seasonal effluent “seep” emanating from the toe of the Golden Wonder waste dump. The seep, normally averaging less than 50 gpm at its max flow rate, is observable for fewer than 70 days during the spring run-off then dries up in early summer. During 2015, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Upon completion of these corrective actions, CDPHE notified Company management during the fourth quarter of 2015, that significant financial penalties would be assessed for the period of alleged non-compliance. The notice of a substantive penalty assessment was unexpected by LKA management and inconsistent with previous CDPHE compliance related notices. Management has been actively engaged in settlement negotiations with CDPHE to determine a reasonable and situation-appropriate level of penalty assessment. It is currently expected that these discussions will be concluded within the next 30 days and that the financial penalty assessed will not likely be less than $75,000 but not more than $150,000. Management believes that this level of penalty is not situation-appropriate given the minor level and seasonality of the seep and the lack of observable and any measurable environmental impact. This will be the first time LKA has been assessed a financial penalty of significant size for any mining-related permit.

Ute Ulay Reclamation
In 2002, the Federal Bureau of Land Management (the "BLM") advised us of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it was conducting on neighboring properties that we do not own. The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006. These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area. The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million. Based upon discussions to date with Hinsdale County officials, EPA’s regional manager and CDPHE, the actual costs associated with this recently completed remediation effort are expected to be approximately $1.2 million; substantially below previous BLM estimates. Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or, as in this case, the agencies may perform the work and seek recovery of costs against the property owner and previous owners. While it cannot be determined with certainty until the EPA has completed the process, the Company’s status as a “de minimis” participant and the fact that remediation activities were focused on property located largely outside of LKA’s permitted operating area, management expects the final determination of liability (cost) for this remediation project will have a negligible impact on the Company’s financial condition. Accordingly, pursuant to Generally Accepted Accounting Principles, no liability for this project has been recorded on the Company’s books and records. There can be, at this time, no guarantee that EPA will ultimately agree with management’s assessment of the Company’s liability.

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

The Golden Wonder gold mine is an epithermal vein type deposits associated with volcanic activity occurring millions of years ago during a turbulent period known in geology as Tertiary time. During this violent geologic era, most of the known and historically famous precious metal mines in the State of Colorado were formed along a southwest to northeast channel or narrow band approximately 20 miles wide, which stretches in a diagonal trend from Durango in the southwest to Boulder County in the northeast. This zone has been called the Colorado Mineral Belt. Lake City, Colorado lies astride this mineral belt in a topographical cul de sac 57 miles southwest of Gunnison, Colorado.

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

During the summer of 1969, Southern Union Production Company ("SUPCO"), predecessor to the Texas based oil & gas conglomerate, Southern Union Company, began an exploration program at the Golden Wonder. Out of this, the SUPCO winze (a steeply inclined passageway connecting the mine workings) was started in the winter of 1970-1971 and completed to a depth of approximately 150 feet below the third level of the mine, with lateral drifting along the course of mineralization off the winze on the fourth level. Work was halted on the property in 1972, when SUPCO decided to discontinue all its metallic mineral operations in the western United States and South America. In 1973, Rocky Mountain Ventures secured a lease on the Property and shipped a small tonnage of dump material to a mill then operating at Crested Butte, Colorado for processing.  Lake City Mines, Inc. acquired the property from SUPCO in 1977 and conducted extensive underground work including the driving of the 1,600’ sixth level crosscut. LKA acquired an undivided 51% interest in the property in 1982 and commenced exploration shortly thereafter. During this exploration program a limited amount of gold-bearing material was produced and shipped to the Ute mill for concentrating and later sold to ASARCO as a part of a pilot production program. The mine was shut down shortly thereafter due to falling gold prices. In 1997, Au Mining leased the mine from LKA and commercially produced ore containing approximately 133,701 ounces of gold through the second quarter of 2006. Upon terminating its lease arrangement with Au Mining, LKA received an $18 million, 50/50 joint venture proposal from Cambior, Inc. to conduct exploration, establish reserves and, assuming success, resume commercial production. Cambior was acquired by IAM Gold in late 2006 before the joint venture agreement was finalized. In 2007, LKA was offered and finalized a similar joint venture arrangement ($18 million for 50% interest) with Richmont Mines, Inc. In 2008, a program of underground drilling and drifting was proposed and commenced but never completed by Richmont due to cost overruns and inconclusive results from initial drilling efforts. LKA resumed exploration efforts on its own in late 2008, which continue to the present date. Substantial underground drilling and drifting has been performed, resulting in the sale of limited quantities of vein material containing approximately 4,908 ounces of gold. Shipments have been made to TCB International, Klondex Mines, Teck, Yukon- Nevada Gold, Kinross Gold Corp and Freeport McMoRan. To date, no commercial reserves have been established. Power for mining operations is generated on site. Unpatented claims held by LKA (which may vary in number from year to year) are maintained on Bureau of Land Management property through payment of annual assessment fees.

In July 2015, LKA executed an exploration and option agreement with Kinross Gold U.S.A., Inc. for the purpose of expanding its Golden Wonder Mine exploration beyond LKA's active workings. The Agreement, amongst its other provisions, grants Kinross a five-year exclusive right to explore, and if successful, develop any mineral resource(s) containing 50,000 or more ounces of gold on LKA's properties above and adjacent to the Golden Wonder Mine located near Lake City, Colorado. If such a resource, or multiple resources, is discovered, LKA will have the option to enter into a joint venture with Kinross for the purpose of developing such resource(s) by reimbursing 40.25% of Kinross' exploration expenses in return for a 35% interest in the joint venture. Throughout the summer and fall of 2015, Kinross conducted a detailed evaluation of surface geology surrounding LKA’s Golden Wonder mine. A report detailing Kinross’ findings, provided to LKA in February 2016, indicates several prospective targets possessing similar geologic characteristics to those found on surface above the previously mined high-grade ore shoot. A drilling program to test these targets is planned for the spring and summer of 2016.

Commercial Ore Production

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the gold-bearing material produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this material was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. From 1997 until the second quarter of 2006, commercial mining operations were conducted by Au Mining, LLC, which leased the mine from LKA. During this period, approximately 8,349 tons of ore containing 133,701 ounces of gold were produced from the mine's fifth, sixth and seventh levels. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average gold price during the period in which the ore was sold was $337.76. Total gold production from the Golden Wonder mine under LKA’s ownership has been more than 141,529 ounces. The average grade of all ore and gold-bearing vein material produced during this period was 11.4 ounces gold per ton. The current value of all gold produced from the Golden Wonder during LKA’s ownership of the property is $173 million.

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

This Property has a long history of mineral extraction dating back to the nineteenth century. Most of this extraction (silver, lead and zinc) occurred between 1874 and 1903. LKA has no plans to resume mining operations at this property and has recently donated the historic structures, operating permits, reclamation bonding, and certain portions of its patented claims to Hinsdale County for historic preservation purposes. See further description of this property and its historical significance to the area on the Company’s website at: http://lkagold.com/Ute_Ulay.html

Donation of  Ute-Ulay Historic Structures and Property to Hinsdale County

On October 4, 2012, LKA deeded ownership of a sub-divided portion of its property known as the Ute-Ulay Town Site in Phase I of a two-part plan to convey ownership of these properties to Hinsdale County for historic preservation and restoration purposes. On December 19, 2012, LKA and the County executed the “Agreement For Conveyance Of Ute-Ulay Mine and Mill Site” to commence Phase II of the donation process. On April 4, 2013, LKA deeded certain additional portions of the property known as the Mine and Mill sites (“Permitted Mine Area”) and the Henson Creek Frontage to the County and subsequently conveyed the Company’s operating permit and a portion of its reclamation bond to complete Phase II of the donation Agreement. During 2013, the County applied for, and obtained, funding from the EPA, BLM, and Colorado Department of Health & Environment (“CDPHE”) to clean up and stabilize these properties. Under the direction of EPA and DRMS the restoration and cleanup was completed in late 2013. LKA no longer holds mining permits on this property.

As discussed above, the Ute-Ulay property was the subject of multiple EE/CA studies/reports prepared by the Bureau of Land Management that identified certain environmental hazards on a portion of the property known as the Ute Mine & Mill Site. A remediation and property stabilization plan developed by the DRMS, and approved by the EPA, was completed in late 2013 at an estimated cost of $1.2 million. As part of a voluntary contribution to the reclamation effort, in addition to the property, LKA assigned most of its reclamation bond to the County (valued at more than $30,000) and 3,800 cubic yards of cover rock valued at over $200,000. As the result of numerous discussions and agreements with Hinsdale County, CDPHE and the EPA’s regional manager, LKA expects to bear very little or none of these remediation costs beyond the voluntary contributions described above.

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

However, there is a potential, pending claim against a portion of our Ute Ulay properties.  As discussed above, the EPA approved and completed a property remediation and stabilization plan developed by the Division of Reclamation, Mining & Safety for a certain portion of the Ute properties. In discussions with senior EPA project officials and an agreement with Hinsdale County, LKA expects minimal or no liability for the cost associated with this project since the affected area lies mostly outside of LKA’s permitted area of operations. The remediation project was completed by late fall, 2013. The estimated cost of the project was $1.2 million and was funded with CERCLA funds obtained by Hinsdale County and directed by EPA.

ITEM 4:  MINE SAFETY DISCLOSURES

The Company is the owner of the Golden Wonder Mine (the “Mine”) located near Lake City, Colorado.  The Company contracted with Coal Creek Construction to be the operator of the Mine.  The Mine is subject to the jurisdiction and regulation of the Mine Safety and Health Administration, , (“MSHA”) a division of the U.S. Department of Labor.   During operations the mine is inspected on a quarterly basis for compliance with safety regulations by MSHA.

During the year ended December 31, 2015, officials from MSHA inspected the Mine on several occasions.  No citations for violations were issued.

As of the date of this report, the Mine is in compliance with all requirements of MSHA.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “LKAI”.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2013 and 2015.  These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2014 through March 31, 2014	$0.77	$0.25

April 1, 2014 through June 30, 2014	$0.52	$0.25

July 1, 2014 through September 30, 2014	$0.77	$0.16

October 1, 2014 through December 31, 2014	$0.48	$0.15

January 1, 2015 through March 31, 2015	$0.63	$0.37

April 1, 2015 through June 30, 2015	$0.50	$0.33

July 1, 2015 through September 30, 2015	$0.51	$0.32

October 1, 2015 through December 31, 2015	$0.38	$0.12

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

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During September 2015, LKA issued two convertible debentures, each in the amount of $125,000, or a total of $250,000 to members of the Koski family, the Company’s largest shareholders.  Principal on the convertible debentures is due in three years from the date of issuance. The convertible debentures accrue interest at 7.5% per annum and are convertible at any time into shares of LKA common stock at $0.50 per share.  Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the debentures are converted within one year, will be paid to the convertible debenture holders.

During October 2015, LKA issued a convertible debenture in the amount of $50,000.  Principal on the convertible debenture is due in three years from the date of issuance. The convertible debenture accrues interest at 7.5% per annum and is convertible at any time into shares of LKA common stock at $0.50 per share.  Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the debenture is converted within one year, will be paid to the convertible debenture holder.

Use of Proceeds of Registered Securities

During the years ended December 31, 2015 and 2014, we did not receive any proceeds from the sale of registered securities.

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

Business Operations

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November 2008, has involved extensive sampling/assaying for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the zones (veins) within the mine that previously produced over 133,701 ozs. (82% of which came during the period of 2002-2006 at an average ore grade of 16.01 ozs. gold per ton). As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA’s objective/challenge will be to locate consistent vein widths within these high-grade zones to establish significant reserves to resume commercial production. Drilling and drifting along the vein structure has been the primary method of exploration to date. LKA expects to incorporate geochemical analysis, mapping (surface and underground) and other methods of exploration as its budget permits. Since resuming operations in the first quarter of 2009, LKA has, as of the date of this Report, shipped and/or sold more than 35 bulk samples of crushed gold bearing vein material containing over 4,908 ounces of gold derived from exploratory mining operations.

LKA and Kinross Gold U.S.A. Execute Golden Wonder Exploration Agreement

In early July 2015, LKA executed an "Exploration Agreement & Option" (in this subsection the "Agreement") with Kinross Gold U.S.A., Inc. for the purpose of expanding its Golden Wonder Mine exploration beyond LKA's active workings.

The Agreement, amongst its other provisions, grants Kinross a five-year exclusive right to explore, and if successful, develop any mineral resource(s) containing 50,000 or more ounces of gold on LKA's properties above and adjacent to the Golden Wonder Mine located near Lake City, Colorado. If such a resource, or multiple resources, is discovered, LKA will have the option to enter into a joint venture with Kinross for the purpose of developing such resource(s) by reimbursing 40.25% of Kinross' exploration expenses in return for a 35% interest in the joint venture.

If a joint venture is formed, LKA's contribution will also include all of LKA's Golden Wonder properties.
During the five-year exploration period, Kinross will, but is not obligated to, conduct exploration, at its own expense, while LKA will retain the exclusive right to continue exploration and development of any resources within a "Carve-Out Area" which is LKA's current area of operation.  The Agreement will enable the Company to get a look at, and participate in, any gold discoveries made over a much larger area, much sooner, than LKA's limited resources would otherwise allow.  As one of the world's preeminent gold producers, Kinross brings the technical and financial muscle this project needs.  Management is encouraged that Kinross recognizes the potential of this unique property.

Shift in LKA’s Exploration Focus

During the third quarter of 2015, LKA shifted its focus from exploratory mining to prepare for another surface and/or underground drilling program. The new program will be designed to locate new high-grade structures near or within the Carve-Out Area defined by the exploration agreement between LKA and Kinross. Until additional high-grade targets are located, LKA has suspended exploratory mining operations. Accordingly, cash flow from gold sales is not expected in until exploratory mining is resumed.

Results of the Surface Exploration Conducted by Kinross in 2015

Throughout the summer and fall of 2015, Kinross Gold USA conducted a detailed evaluation of surface geology surrounding LKA’s Golden Wonder mine. A report detailing Kinross’ findings, provided to LKA in February 2016, indicates several prospective targets possessing similar geologic characteristics to those found on surface above the previously mined high-grade ore shoot.  The Kinross team did a remarkably thorough job of combing the property for indicators that may direct the Company to the next high-grade ore shoot or shoots.  Management has always believed that, in deposits of this type, multiple ore shoots may exist. Identification of these new targets has been exciting. They are situated within the zone management expected.
Additional exploration work focused on these targets will commence as permitting and logistic allow…most likely in the spring of 2016.

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

Liquidity and Capital Resources

Current assets at December 31, 2015 totaled $173,563, which was comprised of cash totaling $150,068, restricted cash of $22,500 and accounts receivable of $995.

During fiscal years 2015 and 2014, our operating activities used net cash of $773,122 and $683,751, respectively.  The increase in net cash used in operations in 2015 is mostly due to the $305,976 increase in net loss as discussed below.

Net cash provided used in investing activities was $60,555 in 2015 compared to net cash provided in investing activities of $38,907 in 2014.  The increase in net cash used in investing activities is a result of an increase of $34,055 in cash paid for purchases of fixed assets compared to 2014 and an increase of $22,500 in restricted cash related to convertible debt issuances issued in 2015.

Net cash provided by financing activities was $285,000 in 2015, compared to cash provided by financing activities of $1,334,849 in 2014.  The decrease in cash provided in financing activities is mainly due to the issuance of common stock for cash of $1,800,000 in 2014, partially offset by cash payments of $162,044 for stock issuance costs and $300,000 to settle common stock rights. During 2015, we recognized net proceeds of $285,000 from the issuance of three convertible debentures.

At December 31, 2015, the Company had a working capital deficit of $333,340, as compared to working capital of $531,436 at December 31, 2014.

We continue to accumulate significant losses, have a working capital deficit and negative cash flows which have raised substantial doubt about our ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

During the calendar year ended December 31, 2015, we recognized revenue of $170,549 from the shipment and sale of gold-bearing vein material, compared to $906,400 in 2014.  Sales resulted from our exploration activities at the Golden Wonder mine.

Exploration expenses decreased from $887,549 in 2014 to $685,383 in 2015, or approximately 23%.  Professional fees decreased by $143,966, or approximately 62%, mainly due to recognition of $158,788 in non-cash equity compensation during 2014, we had no such expenses in 2015. General and administrative expenses decreased by $66,303, or approximately 33% in 2015.

As a result of the above, we incurred an operating loss of $884,795 during the calendar year ended December 31, 2015 as compared to $561,379 in 2014.  Adjust

Our total other income increased to $11,235 in 2015, from total other expenses of $6,205 in the prior year mainly as a result of the recognition of a derivative gain of $43,722, partially offset by $32,487 of interest expense associated with the amortization of debt issuance and discounts from the issuance of three convertible debentures totaling $300,000 and bearing interest at 7.5% per annum.  Re-check these #s

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2015.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
LKA Gold, Inc.
Gig Harbor, Washington

We have audited the consolidated balance sheets of LKA Gold Inc. and its subsidiary, (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA Gold Inc. and its subsidiary as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LKA Gold Inc. will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, LKA Gold Inc. has accumulated significant losses, has a working capital deficit and has negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 15. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 13, 2016

LKA GOLD, INC.
Consolidated Balance Sheets

ASSETS
	December 31,
	2015	2014
CURRENT ASSETS

Cash	$150,068	$698,745
Restricted cash	22,500	-
Accounts receivable	995	203,645

Total Current Assets	173,563	902,390

FIXED ASSETS

Land, equipment, mining claims and asset retirement obligations	849,140	811,085
Accumulated depreciation	(359,175)	(327,705)

Total Fixed Assets, Net of Accumulated Depreciation	489,965	483,380

OTHER NON-CURRENT ASSETS

Reclamation Bonds	123,597	123,597

TOTAL ASSETS	$787,125	$1,509,367

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	2015	2014
CURRENT LIABILITIES

Accounts payable	$69,042	$278,354
Accounts payable – related party	15,309	6,533
Wastewater discharge liability	75,000	-
Derivative liability	256,278	-
Note payable	10,000	10,000
Accrued interest payable	5,517	-
Accrued wages and advances payable to officer	75,757	76,067

Total Current Liabilities	506,903	370,954

NON-CURRENT LIABILITIES

Convertible notes payable – related party, net of $11,679 in debt issue costs and $228,786 in debt discount	9,535	-
Convertible note payable, net of $2,336 in debt issue costs and $46,715 in debt discount	949	-
Asset retirement obligation	117,761	112,876

Total Liabilities	635,148	483,830

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 19,165,152 and 19,165,152 shares issued, 19,121,528 and 19,121,528 shares outstanding, respectively	19,165	19,165
Additional paid-in capital	17,963,315	17,963,315
Treasury stock; 43,624 and 43,624 shares at costs, respectively	(86,692	(86,692)
Accumulated deficit	(17,743,811	(16,870,251)

Total Stockholders' Equity	151,977	1,025,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$787,125	$1,509,367

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
Consolidated Statements of Operations

	Year Ended
	December 31,
	2015	2014
REVENUES

Sales - precious metals	$170,549	$906,400

EXPLORATION COSTS

Exploration and related costs	(685,383)	(887,549)

GROSS (DEFICIT) MARGIN	(514,834)	18,851

OPERATING EXPENSES

Professional fees	86,915	230,881
General and administrative	133,046	199,349
Officer salaries and bonus	150,000	150,000

Total Operating Expenses	369,961	580,230

OPERATING LOSS	(884,795)	(561,379)

OTHER INCOME (EXPENSE)

Gain on derivative	43,722	-
Interest expense, net	(32,487)	(6,205)

Total Other Income (Expense)	11,235	(6,205)

NET LOSS	$(873,560)	$(567,584)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	19,165,152	14,704,961

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity(Deficit)

Balance, December 31, 2013	1,800	$2	14,976,556	$14,977	43,624	$86,692	$16,428,239	$(16,302,667)	$53,859

Preferred stock converted into common	(1,800)	(2)	45,000	45	-	-	(43)	-	-

Common stock issued for cash, net of issuance costs	-	-	7,200,000	7,200	-	-	1,630,756	-	1,637,956

Common stock issued for stock issuance costs	-	-	320,965	321	-	-	(321)	-	-

Common stock issued for services	-	-	364,000	364	-	-	156,740	-	157,104

Common stock issued for related party debt	-	-	108,631	108	-	-	45,517	-	45,625

Common stock cancelled in share settlement	-	-	(3,850,000)	(3,850)	-	-	(296,150)	-	(300,000)

Preferred stock dividends paid	-	-	-	-	-	-	(3,107)	-	(3,107)

Common stock warrants issued for services	-	-	-	-	-	-	1,684	-	1,684

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	(567,584)	(567,584)

Balance, December 31, 2014	-	-	19,165,152	19,165	43,624	86,692	17,963,315	(16,870,251)	1,025,537

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	(873,560)	(873,560)

Balance, December 31, 2015	-	$-	19,165,152	$19,165	43,624	$86,692	$17,963,315	$(17,743,811)	$151,977

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2015 and 2014

	Year Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(873,560)	$(567,584)
Items to reconcile net loss to net cash used in operating activities:
Depreciation expense	31,470	34,849
Accretion of asset retirement obligation	4,885	4,541
Amortization of debt issuance costs	985	-
Amortization of debt discount	24,499	-
Gain on derivative	(43,722)	-
Common stock options, warrants and shares issued for services and officer bonus	-	158,788
Loss on settlement of related party debt for common stock	-	9,125
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	202,650	(165,007)
Increase in accounts payable	(203,795)	(37,132)
Increase (decrease) in accounts payable - related party	8,776	(16,557)
Increase in wastewater discharge liability	75,000	-
Decrease in asset retirement obligations	-	(18,975)
Decrease in accrued expenses	(310)	(85,799)
Net Cash Used by Operating Activities	(773,122)	(683,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(22,500)	42,907
Purchase of building	(38,055)	(4,000)
Net Cash (Used In) Provided by Investing Activities	(60,555)	38,907

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable – related party	250,000	-
Issuance of convertible note payable	50,000	-
Cash paid for debt issuance costs	(15,000)	-
Common stock issued for cash, net of $162,044 in issuance costs	-	1,637,956

Payment of preferred stock dividends	-	(3,107)
Cash paid for stock right settlement	-	(300,000)
Net Cash Provided by Financing Activities	285,000	1,334,849

NET INCREASE IN CASH	(548,677)	690,005
CASH AT BEGINNING OF PERIOD	698,745	8,740
CASH AT END OF PERIOD	$150,068	$698,745

CASH PAID FOR:
Interest	$1,200	$6,207
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on convertible notes payable	$300,000	$-
Common stock issued for accounts payable – related party	$-	$36,500
Common stock issued for preferred stock conversion	$-	$45
Common stock issued for preferred stock issuance costs	$-	$6,080
Common stock issued for finders fees	$-	$138,300

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

LKA owns certain real and personal property interests including patented and unpatented mining claims, water rights, buildings, fixtures, improvements, equipment, and permits situated in Lake City, Colorado. LKA's activities associated with these properties have been sporadic since they were acquired by its predecessor in December, 1982.  LKA exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado and is currently engaged in efforts to re-establish reserves and resume commercial production in addition to seeking additional investment opportunities (See Note 12).

a.                 Accounting Methods

LKA’s financial statements are prepared using the accrual method of accounting.  LKA has elected a calendar year-end.

b.                 Basic and Diluted Loss Per Share

LKA presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. LKA had net losses as of December 31, 2015 and 2014, so the diluted EPS excluded all 600,000 dilutive potential shares in the diluted EPS because the effect would be anti-dilutive.

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

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$1,596,014	$1,295,892
Accrued expenses	30,857	29,739
Valuation allowance	(1,626,871)	(1,325,631)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Pre-tax book income (loss)	$(303,547)	(192,787)
Meals and entertainment	646	1,193
Common stock, options and warrants issued for services and debt discount	-	62,421
Related party accruals	1,119	(59,465)
Accretion	1,661	1,544
Valuation allowance	300,121	187,094
Federal Income Tax	$-	-

LKA had net operating losses of approximately $4,694,159 that expire in years through 2025.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2011 through 2014 are subject to examination.

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

j.                 Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue is generated through the sale of gold-bearing vein material and is recognized upon acceptance of this material by the smelter, or other ore processors. During the years ended December 31, 2015 and 2014, LKA recognized $170,549 and $906,400 from the delivery of gold-bearing material from the Golden Wonder mine, respectively.

During 2015 and 2014 100% and 26% of revenue recognized was from one source, Klondex Mines, Ltd. in Reno, Nevada (Klondex). During 2014, $478,295, or 53% of revenue recognized was from TCB International, Inc. in Phoenix, Arizona, while $195,351, or 21% of revenue recognized was from Echo Bay Minerals Company in Republic, Washington. Precious metal sales receivables were $995 and $203,645 at December 31, 2015 and 2014, respectively and were due from Klondex.

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

l.                 Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

LKA GOLD, INC.
Notes to the Consolidated Financial Statements

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.                 Fair Value of Financial Instruments (Continued)

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$256,278	$256,278

m.                 New Accounting Pronouncements

LKA has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. During the fourth quarter of 2015, LKA adopted FASB Accounting Standards Update (ASU) 2015-03 “Interest – Imputation of Interest (Subtopic 835-30)”, which was issued April 2015 and adopted by the Company for the year ended December 31, 2015. In accordance with ASU 2015-03, LKA presents debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

n.                 Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2015, with no effect on previously reported net income or stockholder’s equity.

o.                 Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.”  The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2015 or 2014.

p.                 Debt Issuance Costs

The Company accounts for debt issuance costs in accordance with the provisions of ASU 2015-03, presenting debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability.

LKA GOLD, INC.
Notes to the Consolidated Financial Statements

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

q.                 Accounting for Derivative Instruments

LKA accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheet.

LKA uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, LKA's policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for LKA's liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, LKA seeks to validate the model's output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. LKA categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. Changes in fair value are recognized in the period incurred as either gains or losses.

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Land improvements	Estimated life of mine
Building	15 years
Mining equipment	3 – 5 years
Vehicles	5 years

Fixed assets and accumulated depreciation are as follows:
	December 31,
	2015	2014
Fixed assets:
Land	$376,442	$376,442
Mining claims	12,137	12,137
Land improvements	128,580	128,580
Automobile	66,923	66,923
Mining equipment	124,976	124,976
Buildings	42,055	-
Unamortized asset retirement obligation (Note 3)	98,027	98,027
Construction in-process	-	4,000
Less: Accumulated depreciation	(359,175)	(327,705)
Total fixed assets	$489,965	$483,380

Depreciation expense for the years ended December 31, 2015 and 2014 was $31,470 and $34,849, respectively.

LKA GOLD, INC.
Notes to the Consolidated Financial Statements

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

As of December 31, 2015 and 2014, LKA holds reclamation bonds totaling $123,597 in the name of the State of Colorado (the State) for the Golden Wonder mine.  This amount is being held by the State until the mines are closed and reclamation activities begin.

Accretion expense on asset retirement obligations for the years ended December 31, 2015 and 2014 was $4,885, and $4,541, respectively.

NOTE 4 -                 RELATED PARTY TRANSACTIONS

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, equipment, services and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2015 and 2014, LKA owes Abraham & Co $15,000 and $6,000 on this obligation, respectively.

During February 2014, LKA issued 108,631 shares of common stock to Abraham & Co., Inc. for payment of $36,500 in amounts payable from LKA. LKA recognized a loss on settlement of debt of $9,125 as a result of the value of the stock issued being greater than the debt extinguished.

Accounts and Wages Payable

At December 31, 2015 and 2014, LKA owes $309 and $533, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $75,757 and $76,067 in unpaid salary at December 31, 2015 and 2014, respectively.

LKA GOLD, INC.
Notes to the Consolidated Financial Statements

NOTE 4 -                 RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Notes Payable

During September 2015, LKA issued two 7.5% Convertible Debentures (Debentures) for a total of $250,000 in cash to beneficial owners of more than 10% of the voting interests in LKA common stock.  The Debentures accrue interest at 7.5% per annum, are unsecured, due in three years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.  As such, LKA has designated $18,750 as restricted cash at December 31, 2015.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion options embedded in these instruments are classified as liabilities in accordance with ASC 815 and LKA recognized a debt discount of $250,000 (see Note 6).

LKA incurred $12,500 in debt issuance costs on the Debenture issuances. The debt issuance costs are being amortized over the three year terms of the Debentures.  During the year ended December 31, 2015, LKA recognized $821 of interest expense from the amortization of debt issuance costs.

LKA’s convertible notes payable consist of the following at December 31, 2015:

7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due September 29, 2018	$125,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due September 29, 2018	125,000
Total	$250,000

Maturities under the Debentures are as follows at December 31, 2015:

2016	$-
2017	-
2018	250,000
2019	-
2020	-
Thereafter	-
Total	$250,000

NOTE 5 -                 CONVERTIBLE NOTE PAYABLE

During October 2015, LKA issued a 7.5% convertible debenture for $50,000 in cash.  The convertible debenture  accrues interest at 7.5% per annum, is unsecured, due in three years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.  As such, LKA has designated $3,750 as restricted cash at December 31, 2015.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC 815 and LKA recognized a debt discount of $50,000 (see Note 6).

LKA incurred $2,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three year term of the convertible debenture.  During the year ended December 31, 2015, LKA recognized $164 of interest expense from the amortization of debt issuance costs.

NOTE 6 -                 DERIVATIVE LIABILITIES

LKA analyzed the conversion options embedded in the convertible notes payable and convertible notes payable related party (Convertible Notes) for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Notes should be classified as liabilities and recorded at fair value due to the potentially variable conversion prices.

The fair value of the conversion options was determined to be $358,006 as of the issuance date using a Black-Scholes option-pricing model.   Upon the date of issuance of the Convertible Notes, $300,000 was recorded as debt discount and $58,006 was recorded as day one loss on derivative liability.  During the year ended December 31, 2015, $101,728 was recorded as a net gain on mark-to-market of the conversion options.

LKA GOLD, INC.
Notes to the Consolidated Financial Statements

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2015:

Balance, December 31, 2014	$-
Day one loss due to convertible debt	58,006
Debt discount	300,000
Gains on change in fair value	(101,728)
Balance, December 31, 2015	$256,278

The following table summarizes the loss on derivative liabilities included in the income statement for the period ended December 31, 2015:

Day one loss due to convertible debt	$(58,006)
Gains on change in fair value	101,728
Gain on derivative liabilities	$43,722

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the year ended December 31, 2015 include (1) risk-free interest rates of 0.99%, (2) lives of between 2.79 and 3.04 years, (3) expected volatility of between 379% to 411%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 7 -                           MINE OPERATING AGREEMENT

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

Per the Operating Agreement, Coal Creek is to pay all Mine Operator Services Expenses and is entitled to reimbursement for such expenses from LKA provided LKA has received sufficient monies from gold sales.  LKA is responsible for payment of costs associated with vehicles it provides for the Project (including insurance and maintenance) property and production taxes, mining claim assessments or fees, personnel and consultants hired by LKA, claim and permit filings, and reclamation bonds. LKA shall also pay all liabilities associated with the Property which were incurred prior to the date of the Operating Agreement.

In exchange for providing Mine Operator Services, Coal Creek is entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek has performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.  During and as of the years ended December 31, 2015 and 2014, LKA paid Coal Creek $431,822 and $725,602 for Mine Operator Services and accrued an additional $9,770 and $122,742 in remaining reimbursable expense related to gold shipments, respectively.

NOTE 8 -                           MINE EXPLORATION AND OPTION AGREEMENT

On July 9, 2015, LKA entered into an Exploration Agreement & Option (Agreement) with Kinross Gold U.S.A., Inc. for the purpose of expanding its Golden Wonder Mine exploration beyond LKA’s active workings.  The Agreement, amongst its other other provisions, grants Kinross a five-year exclusive right to explore, and if successful, develop any mineral resource(s) containing 50,000 or more ounces of gold on LKA’s properties above and adjacent to the Golden Wonder Mine. If such a resource, or multiple resources, is discovered, LKA will have the option to enter into a joint venture with Kinross for the purpose of developing such resource(s) by reimbursing 40.25% of Kinross’ exploration expenses in return for a 35% interest in the joint venture. If a joint venture is formed, LKA’s contribution will also include all of LKA’s Golden Wonder properties.

During the five-year exploration period, Kinross will, but is not obligated to, conduct exploration, at its own expense, while LKA will retain the exclusive right to continue exploration and development of any resources within a “Carve-Out Area” which is LKA’s current area of operation.

LKA GOLD, INC.
Notes to the Consolidated Financial Statements

NOTE 9 -                                                                    NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION LIABILITY

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency’s (the “EPA”) regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, LKA management expects this project will have a negligible impact on the LKA’s financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of the year ended December 31, 2015. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

Except as discussed above, LKA is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

NOTE 10 -                                                                    WASTEWATER DISCHARGE LIABILITY

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company’s wastewater discharge permit. During 2015, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. LKA believes it is probable that that there will be a financial penalty assessed, and that range will be between $75,000 and $150,000.  As a result, LKA has accrued a liability of $75,000 as of December 31, 2015 since there is no better estimate of the amount of loss within this range.

NOTE 11 -                                                                    CONVERTIBLE PREFERRED STOCK

Between August and December 2013, LKA issued a total of 11,500 shares of convertible preferred stock (Preferred Stock). The Preferred Stock was convertible into shares of common stock at a rate based on the average closing price of LKA common shares for the 10 trading days prior to the receipt of the notice of conversion less a 15% discount, but not less than $0.40 per share.

Between September 2013 and February 2014 all holders of convertible preferred stock elected to convert their shares into 209,643 shares of common stock.

LKA GOLD, INC.
Notes to the Consolidated Financial Statements

NOTE 12 -                                                                    COMMON STOCK

During January 2014, LKA issued 25,000 shares of common stock for services to a consultant.  LKA recognized $12,748 in non-cash consulting expense, or $0.51 per share.

During February 2014, LKA issued a total of 339,000 shares of common stock for services to four consultants.  LKA recognized $157,104 in non-cash consulting expense

During February 2014, LKA issued 108,631 shares of common stock for accrued office space rent to Abraham & Co., Inc., a related party entity, valued at $45,625, for accrued amounts of $36,500 and an additional expense of $9,125.

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

NOTE 13 - COMMON STOCK OPTIONS AND WARRANTS

Common Stock Options

During October 2011, LKA issued its Chairman and CEO 250,000 shares of common stock and options to purchase up to 500,000 shares of LKA common stock at $1.00 per share for 3 years.  The shares and options were issued for services rendered related to the continued management and operation of the company. The common stock options were allowed to expire unexercised on December 31, 2014.  No expense was recognized on these stock options during the year ended December 31, 2014.

The following table summarizes the options outstanding and associated activity for the years ended December 31, 2015 and 2014:
	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life
Options exercisable at December 31, 2013	500,000	$1.00	0.83
Granted	-	-	-
Exercised	-	-	-
Expired	(500,000)	1.00	-
Options exercisable at December 31, 2014	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Options exercisable at December 31, 2015	-	$-	-

LKA GOLD, INC.
Notes to the Consolidated Financial Statements

During 2013, LKA granted 2,000,000 performance restricted common stock options, whereby, it’s Chief Executive Officer has the ability to earn the options upon the issuance of a notice of final determination of the above referenced remediation liability with the EPA that results in no, or a de minimums, assessment.  LKA believes this is a remote possibility and none of the common stock options have been earned as of December 31, 2015.

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

During the years ended December 31, 2015 and 2014, 75,000 and 75,000 warrants related to the above agreement expired unexercised, respectively.

During February 2012, LKA entered into an agreement with Rauno Perttu to act as Chief Geologist and special advisor to the LKA board of directors, with the election of being appointed to a position on the LKA board in the future.  As an initial incentive compensation for his services, LKA agreed to issue Mr. Perttu warrants to purchase up to 250,000 shares of LKA stock in three tranches on a three-year vesting schedule.  Each warrant has a term of two and one-half years.  In the event the shares underlying the warrants, and the closing price of the common stock of the Company has been $6.00 per share or higher for 10 trading days within a 30 day trading period subject to minimum trading volumes, LKA shall be able to redeem the Warrants at $0.001 per warrant.  The value of the warrants was recognized as expense ratably over the vesting term.  During the year ended December 31, 2014, LKA expensed $1,684 related to the warrants.

The Perttu warrant three-year vesting schedule is as follows:

Warrant I for 100,000 shares exercisable at $0.80 per share, to be issued as of March 1, 2012.
Warrant II for 75,000 shares exercisable at $1.20 per share, to be issued one year later, or March 1, 2013.
Warrant III for 75,000 shares exercisable at $1.60 per share, to be issued one year later, or March 1, 2014.

During the years ended December 31, 2015 and 2014, 75,000 and 100,000 warrants related to the above agreement expired unexercised.

LKA GOLD, INC.
Notes to the Consolidated Financial Statements

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

The Warrant I - III tranches were valued at $44,792, $29,769 and $26,947 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.70
Exercise price	$0.80 – 1.60
Expected time to exercise	2.5 years
Risk free interest rate	0.35%
Volatility	121.02%
Expected forfeiture rate	0.00%

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2015 and 2014:
	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2013	400,000	$1.85	1.48
Granted	-	-	-
Exercised	-	-	-
Expired	(175,000)	(1.49)	-
Balance, December 31, 2014	225,000	2.13	1.08
Granted	-	-	-
Exercised	-	-	-
Expired	(150,000)	(2.40)	-
Balance, December 31, 2015	75,000	$1.60	0.67

NOTE 14 - NOTE SETTLEMENT AGREEMENT

Effective as of August 14, 2012, LKA, executed a Letter Agreement with Brannon, whereby, the parties agreed to settle the entire unpaid principal balance of $766,321 and accrued interest of $365,762 on a note payable through the issuance of a total of six million shares of LKA common stock at a then pre-split settlement price of $0.1886 per share.

Under the Letter agreement, LKA was required to deliver to Brannon a stock certificate representing 400,000 shares of common stock and Brannon was to provide LKA written notice of its election when to issue the remaining 5,200,000 common shares of LKA.  The 5,200,000 shares of issued, but not outstanding common shares to Brannon were not subject to a 1:2 reverse stock split.  As such, upon the 1-for-2 reverse-split of its common stock in 2013, LKA recognized an additional $2,756,000 in non-cash stock based expense for the exclusion of 5,200,000 pre-split (2,600,000 post-split) issued but not yet outstanding common shares related to October 2012 debt conversions.  The expense was calculated based on the market price of $1.06 per share on the 2,600,000 post-split shares as of March 15, 2013.

LKA was required, within 90 days of the date of the Letter Agreement and Note Settlement Agreement, to proceed with the court hearing process for the Settlement Shares to be issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.   On October 15, 2012, the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida, issued its Consent Final Judgment with respect to the issuance to the five recipients of a total of 887,111 post-split shares of LKA common stock and with respect to Brannon, a total of 6,000,000 common shares, of which 2,150,000 were issued at December 31, 2014. The remaining 3,850,000 common shares were returned to LKA as part of the August 2014 private placement of 7,200,000 shares of common stock with KFLP (see Note 9). The private placement agreement called for LKA to purchase the Brannon rights to receive 4,200,000 shares of LKA common stock. Brannon received $300,000 in cash and 650,000 shares of LKA common stock in exchange for its rights to receive future distributions from the remaining 3,850,000 shares reserved by the Company for this purpose. LKA cancelled the remaining shares.

LKA GOLD, INC.
Notes to the Consolidated Financial Statements

NOTE 15 - GOING CONCERN

LKA's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, LKA has recently accumulated significant losses, has a working capital deficit and has negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the LKA's ability to continue as a going concern are as follows:

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

In order to support continued operation of the mine, LKA completed a $300,000 capital funding raise in September  and October 2015 (see Notes 4 and 5).  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management concluded that as of December 31, 2015, our internal controls over financial reporting were not effective due to the following material weaknesses:

-             Inadequate segregation of duties; and
-             Insufficient number of employees responsible for the accounting and financial reporting functions.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2015 fiscal year, there were no changes in our internal control over financial reporting.

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

Background and Business Experience

Kye Abraham, President, Chairman of the Board Mr. Abraham is 57 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered FINRA broker/dealer and Registered Investment Adviser. Mr. Abraham is also the Managing Partner of Caldera Limited Partnership.  Mr. Abraham directs all mining and business matters for LKA.

Nanette Abraham, Secretary/Treasurer and Director. Mrs. Abraham, age 58, and, until recently was employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991.  She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December, 2002.

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

Involvement in Other Public Companies Registered Under the Exchange Act

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2015, there were no late filings, no failures to make filings and no unreported transactions.

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the calendar year ended December 31, 2015, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/15 12/31/14 12/31/13	$138,000 $138,000 $138,000	0 0 0	0 0 0	0 0 0	$138,000 $138,000 $138,000
Nannette Abraham Sec./Treas Director	12/31/15 12/31/14 12/31/13	$12,000 $12,000 $12,000	0 0 0	0 0 0	0 0 0	$12,000 $12,000 $12,000

Beginning in October, 2006, Kye Abraham began receiving a salary of $11,500 per month and Nannette Abraham began receiving a salary of $1,000 per month for their services to LKA. Prior to that, Kye Abraham’s salary was $10,000 per month. We do not have any employment agreements with Mr. Abraham or with any other party.

Outstanding Equity Awards at Fiscal Year End

None

Compensation of Directors

Our directors are not compensated for their service on the board of directors.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company’s common stock as of March 27, 2016:

Ownership of Principal Shareholders

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	2,948,627(1)	15.4%(3)
Common Stock	Koski Family Limited Partnership	8,700,000(2)	45.4%(3)

(1) Consists of 25,281shares that are held directly by Mr. And Ms. Abraham; 2,467,021 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; 272,964 shares that are owned by Cognitive Assoc LP of which Mr. Abraham is the Managing Partner, 32,033 shares that are owned by Cognitive Intelligence LP of which Mr. Abraham is the Managing Partner, and 151,328shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.

(2) Of this total, 5,690,000 shares are held directly by the Koski Family Limited Partnership.  The remaining 3,010,000 shares are held by associated Koski family members and entities.

(3) Based on a total of 19,165,152 shares outstanding.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2015:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	2,948,627(1)	15.4% (2)
Common Stock	Nanette Abraham	(3)	15.4% (2)

(1) Consists of 25,281 shares that are held directly by Mr. And Ms. Abraham; 2,467,021 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; 272,964 shares that are owned by Cognitive Assoc LP of which Mr. Abraham is the Managing Partner, 32,033 shares that are owned by Cognitive Intelligence LP of which Mr. Abraham is the Managing Partner, and 151,328 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.

(2) Based on a total of 19,165,152 shares outstanding.

(3) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 2,948,627 shares that Mr. Abraham beneficially owns.

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

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, administrative services, and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and Registered Investment Adviser) also executes LKA’s securities transactions and manages its investment portfolio. At December 31, 2015 and 2014, LKA owes Abraham & Co $15,000 and $6,000 respectively for office rent and administrative services.

During February 2014, LKA issued 108,631 shares of common stock to Abraham & Co., Inc. for payment of $36,500 in amounts payable from LKA for office rent and services.

At December 31, 2015 and 2014, LKA owes $309 and $533, respectively, for purchases made on the personal credit card of LKA’s president, Kye Abraham.  Additionally, LKA owed Kye Abraham $75,757 and $76,067 in unpaid salary at December 31, 2015 and 2014, respectively.

During September 2015, LKA issued two 7.5% Convertible Debentures (Debentures) for a total of $250,000 in cash.  The Debentures accrue interest at 7.5% per annum, are unsecured, due in three years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share.  Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.

Parents of the Smaller Reporting Company

LKA has no parent company.

Director Independence

We do not have any independent directors serving on our Board of Directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2015, and 2014:

Fee Category	2015	2014
Audit Fees	$23,500	$23,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	1,250	-
Total Fees	$24,750	$23,000

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

LKA GOLD INCORPORATED

Date:	April 13, 2016	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA GOLD INCORPORATED

Date:	April 13, 2016	By:	/s/Kye Abraham
Kye Abraham, Principal Executive Officer, Chairman of the Board and Director

Date:	April 13, 2016	By:	/s/Nanette Abraham
Nanette Abraham, Principal Financial Officer, Principal Accounting Officer and Director