Form 10-Q
period 2016-03-31
LKA GOLD Inc /DE/
filed 2016-05-23
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 20, 2016  – 19,165,152 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS

	March 31, 2016	December 31, 2015
CURRENT ASSETS
Cash	$75,745	$150,068
Restricted cash	11,250	22,500
Prepaid expenses	6,250	-
Accounts receivable	995	995
Total Current Assets	94,240	173,563
FIXED ASSETS
Land, equipment and mining claims	849,140	849,140
Accumulated deprecation	(365,938)	(359,175)
Total Fixed Assets, Net of Accumulated Depreciation	483,202	489,965
OTHER NON-CURRENT ASSETS
Reclamation bonds	100,042	123,597

TOTAL ASSETS	$677,484	$787,125

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2016	December 31, 2015
CURRENT LIABILITIES
Accounts payable	$61,862	$69,042
Accounts payable – related party	27,681	15,309
Wastewater discharge liability	75,000	75,000
Derivative liability	312,084	256,278
Note payable	10,000	10,000
Accrued interest payable	78	5,517
Accrued wages and advances payable to officer	88,257	75,757
Total Current Liabilities	574,962	506,903
LONG-TERM LIABILITIES
Convertible notes payable – related party, net of $239,777 and $240,465 in debt issuance costs and debt discount, respectively	9,923	9,535
Convertible note payable, net of $$48,015 and $49,051 in debt issuance costs and debt discount, respectively	1,985	949
Asset retirement obligation	119,058	117,761
Total Long-Term Liabilities	130,966	128,245
Total Liabilities	705,928	635,148
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,165,152 and 19,165,152 shares issued and 19,121,528 and 19,121,528 shares outstanding, respectively	19,165	19,165
Additional paid-in capital	17,963,315	17,963,315
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(17,924,232)	(17,743,811)
Total Stockholders' Equity (Deficit)	(28,444)	151,977

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$677,484	$787,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

REVENUES
Sales - precious metals	$-	$128,066

EXPLORATION COSTS	(25,826)	(323,866)

GROSS LOSS	(25,826)	(195,800)

OPERATING EXPENSES
General and administrative	29,691	38,909
Officer salaries	37,500	37,500
Professional and consulting	23,978	22,729
Total Operating Expenses	91,169	99,138

OPERATING LOSS	(116,995)	(294,938)

OTHER EXPENSES
Derivative loss	55,806	-
Interest expense, net	7,620	469
Total Other Expenses	(63,426)	(469)

NET LOSS	$(180,421)	$(295,407)
BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,165,152	19,165,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(180,421)	$(295,407)
Items to reconcile net loss to net cash used by operating activities:
Accretion of asset retirement obligation	1,297	1,221
Depreciation and amortization	6,763	7,732
Amortization of debt issuance costs	1,163	-
Amortization of debt discount	261	-
Loss on derivative	55,806	-
Changes in operating assets and liabilities
Decrease in accounts receivable	-	74,583
Decrease in prepaid expenses and other assets	17,305	-
Decrease in accounts payable and accrued expenses	(12,619)	(22,708)
Increase in accounts payable – related party	12,372	9,176
Increase (decrease) in accrued wages	12,500	-
Net Cash Used in Operating Activities	(85,573)	(225,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(29,903)
Change in restricted cash	11,250	-
Net Cash Provided by (Used in) Investing Activities	11,250	(29,903)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

DECREASE IN CASH	(74,323)	(255,306)

CASH AT BEGINNING OF PERIOD	150,068	698,745

CASH AT END OF PERIOD	$75,745	$443,439

CASH PAID FOR:
Interest	$11,549	$471
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
March 31, 2016

NOTE 1 -                 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (Formerly LKA International, Inc.)  (“LKA” or the “Company”) is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA’s most recent audited financial statements.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -                 RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA’s securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $19,500 and $15,000 as of March 31, 2016 and December 31, 2015, respectively.

Related Party Debt – Accounts and Wages Payable

At March 31, 2016 and December 31, 2015, LKA owes $8,181 and $309, respectively, for purchases made on the personal credit card of LKA’s President, Kye Abraham.  Additionally, LKA owed Kye Abraham $88,257 and $75,757 in unpaid salary at March 31, 2016 and December 31, 2015, respectively.

Convertible Debentures

On September 29, 2015, LKA issued two convertible debentures (Convertible Debentures), each in the amount of $125,000, or a total of $250,000 to members of the Koski family, the Company’s largest shareholders.  Principal on the Convertible Debentures is due September 29, 2018. The Convertible Debentures accrue interest at 7.5% and are convertible at any time into shares of LKA common stock at $0.50 per share.  Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders. As such, LKA has designated $9,375 and $18,750 as restricted cash at March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016, LKA paid $9,374 in interest payments on the convertible debentures.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with Accounting Series Codification Topic 815, “Derivatives and Hedging” (ASC 815) and LKA recognized a debt discount of $250,000.  During the three months ended March 31, 2016, LKA recognized $261 of interest expense from the amortization of the debt discounts.

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three year term of the convertible debenture.  During the three months ended March 31, 2016, LKA recognized $970 of interest expense from the amortization of debt issuance costs.

NOTE 3 -                 CONVERTIBLE DEBENTURES

During October 2015, LKA issued a 7.5% convertible debenture for $50,000 in cash.  The convertible debenture accrues interest at 7.5% per annum, is unsecured, due in three years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.  As such, LKA has designated $1,875 and $3,750 as restricted cash at March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016, LKA paid $1,875 in interest payments on the convertible debenture.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC 815 and LKA recognized a debt discount of $50,000. During the three months ended March 31, 2016, LKA recognized $43 of interest expense from the amortization of the debt discount.

LKA incurred $2,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three year term of the convertible debenture.  During the year ended December 31, 2015, LKA recognized $164 of interest expense from the amortization of debt issuance costs.

NOTE 4 -                 DERIVATIVE LIABILITY

LKA analyzed the conversion options embedded in the convertible notes payable and convertible notes payable related party for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Notes should be classified as liabilities and recorded at fair value due to the potentially variable conversion prices.

The fair value of the conversion options was determined to be $358,006 as of the issuance date using a Black-Scholes option-pricing model.   Upon the date of issuance of the Convertible Notes, $300,000 was recorded as debt discount and $58,006 was recorded as day one loss on derivative liability.  During the three months ended March 31, 2016, $55,806 of loss was recorded on mark-to-market of the conversion options, respectively.

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2016 and December 31, 2015:

Balance, December 31, 2014	$-
Day one loss due to convertible debt	58,006
Debt discount	300,000
Gains on change in fair value	(101,728)
Balance, December 31, 2015	256,278
Loss on change in fair value	55,806
Balance, March 31, 2016	$312,084

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the three months ended March 31, 2016 include (1) risk-free interest rates of 1.05%, (2) lives of between 2.53 and 2.59 years, (3) expected volatility of 222%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 - NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up (“remediation”) activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM’s most recent study, “Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report” dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon  discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency’s (the “EPA”) regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA’s status as a “de minimis” participant and the fact that remediation activities are focused on property located largely outside of LKA’s permitted operating area, LKA management expects this project will have a negligible impact on the LKA’s financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of March 31, 2016. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

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

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a producing status. The exploration program, which began in late 2008, has involved extensive exploratory mining and drilling for the purpose of identifying possible new production zones within the mine and on the Company’s adjacent property. During this ongoing evaluation period, bulk sampling, through exploratory mining of high-grade structures (extensions of the initial ore zone) has yielded encouraging results and over $5.1 million in precious metals revenues. Until LKA can locate another ore body, no conclusion can be drawn at this time about the commercial viability of the mine.

In order to support continued exploration of the mine, LKA entered into a financing transaction during the year ended December 31, 2015. The Company expects to raise additional funding through financings or the sale of enriched vein material during 2016 to fund the continued exploration of the Golden Wonder mine.  If LKA is not successful in the resumption of profitable mine operations, either from commercial or exploratory mining, it may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

Results of Operations

For The Three Months Ended March 31, 2016 Compared to The Three Months Ended March 31, 2015

During the three months ended March 31, 2015, we recognized revenue of $128,066 from the sale of gold enriched vein material derived from exploratory mining, compared to none in the three months ended March 31, 2016.  Sales result from our exploration activities at the Golden Wonder mine. There were no sales of gold enriched vein material during the three months ended March 31, 2016.

Exploration expenses decreased $298,040, or approximately 92%, from $323,866 in the three months ended March 31, 2015, to $25,826 in the three months ended March 31, 2016. The decrease was mainly due to a decrease in contract labor from decreased mining operations.

Professional fees increased by $1,249 during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, or approximately 5%.

General and administrative expenses decreased by $9,218, or approximately 24% in the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

We incurred an operating loss of $116,995 during the three months ended March 31, 2016, as compared to an operating loss of $294,938 in the three months ended March 31, 2015. The $177,943, or approximately 60% decrease is mainly due to the decrease in exploration activities, thus no revenue recognized during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

We incurred total other expenses of $63,426 during the three months ended March 31, 2016, as compared to $469 in the three months ended March 31, 2015. The $62,957, or approximately 134% increase is mainly due to the recognition of $55,806 in loss on derivatives compared to no derivative loss for the comparable period. Interest expense increased to $7,620 during the three months ended March 31, 2016, as compared to $469 in the three months ended March 31, 2015.  The increase is mainly due to the issuance of three convertible debentures totaling $300,000 bearing interest at 7.5% per annum.

Net loss totaled $180,421, or $0.01 per share, in the three months ended March 31, 2016, compared to a net loss of $295,407, or $0.02 per share in the three months ended March 31, 2015.

Liquidity

Current assets at March 31, 2016 totaled $94,240.  As of that date, we had $75,745 in cash, $11,250 in restricted cash, $6,250 in prepaid expenses and $995 in accounts receivable, as compared to $150,068 in cash, $22,500 in restricted cash and $995 in accounts receivable at December 31, 2015.

During the three months ended March 31, 2016, our operating activities used net cash of $85,573, compared to $225,403 in the comparable 2015 period.  Investing activities provided cash of $11,250 during the period ended March 31, 2016, compared to using cash of $29,903 for the purchase of fixed assets in the 2015 period.  Financing activities did not provide any cash during the three months ended March 31, 2016 or 2015.

At March 31, 2016, the Company had a working capital deficit of $480,722, as compared to $333,340 at December 31, 2015.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the three months ended March 31, 2016, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

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

LKA GOLD INCORPORATED

Date:	May 23, 2016	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 23, 2016	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director