Form 10-Q
period 2016-06-30
LKA GOLD Inc /DE/
filed 2016-08-15
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(253) 514-6661
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  August 15, 2016 – 19,165,152 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of LKA Gold Incorporated, a Delaware corporation (the "Registrant," the "Company" or "LKA") required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30, 2016	December 31, 2015
CURRENT ASSETS
Cash	$72,126	$150,068
Restricted cash	18,750	22,500
Prepaid expenses	4,375	-
Accounts receivable	995	995
Total Current Assets	96,246	173,563
FIXED ASSETS
Land, equipment and mining claims	849,140	849,140
Accumulated deprecation	(372,700)	(359,175)
Total Fixed Assets, Net of Accumulated Depreciation	476,440	489,965
OTHER NON-CURRENT ASSETS
Reclamation bonds	100,042	123,597
Total Non-Current Assets	100,042	123,597

TOTAL ASSETS	$672,728	$787,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30, 2016	December 31, 2015
CURRENT LIABILITIES
Accounts payable	$55,720	$69,042
Accounts payable – related party	24,000	15,309
Wastewater discharge liability	75,000	75,000
Derivative liability	523,750	256,278
Note payable	10,000	10,000
Accrued interest payable	7,280	5,517
Accrued wages and advances payable to officer	100,757	75,757
Total Current Liabilities	796,507	506,903
LONG-TERM LIABILITIES
Convertible notes payable – related party, net of $237,930 and $240,465 in debt issuance costs and debt discount, respectively	12,070	9,535
Convertible notes payable, net of $144,937 and $49,051 in debt issuance costs and debt discount, respectively	5,063	949
Asset retirement obligation	120,355	117,761
Total Long-Term Liabilities	137,488	128,245
Total Liabilities	933,995	635,148
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,165,152 and 19,165,152 shares issued and 19,121,528 and 19,121,528 shares outstanding, respectively	19,165	19,165
Additional paid-in capital	17,963,315	17,963,315
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(18,157,055)	(17,743,811)
Total Stockholders' Equity (Deficit)	(261,267)	151,977

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$672,728	$787,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES
Sales - precious metals	$-	$-	$-	$115,985

EXPLORATION COSTS	(11,143)	(257,932)	(36,969)	(581,798)

GROSS LOSS	(11,143)	(257,932)	(36,969)	(465,813)

OPERATING EXPENSES
General and administrative	39,688	39,685	69,379	78,594
Officer salaries	37,500	37,500	75,000	75,000
Professional and consulting	10,090	26,197	34,068	48,926
Total Operating Expenses	87,278	103,382	178,447	202,520

OPERATING LOSS	(98,421)	(361,314)	(215,416)	(668,333)

OTHER EXPENSES
Loss on derivatives	112,297	-	168,103	-
Interest expense, net	22,105	317	29,725	786
Total Other Expenses	134,402	317	197,828	786

NET LOSS	$(232,823)	$(361,631)	$(413,244)	$(669,119)
BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.03)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,121,528	19,121,528	19,121,528	19,121,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(413,244)	$(669,119)
Items to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligation	2,594	2,443
Depreciation and amortization	13,525	15,735
Amortization of debt issuance costs	12,490	-
Amortization of debt discount	3,528	-
Loss on derivative	168,103	-
Changes in operating assets and liabilities
Decrease in accounts receivable	-	202,650
Decrease in prepaid expenses and other assets	19,180	-
Decrease in accounts payable and accrued expenses	(11,559)	(24,788)
Increase in accounts payable – related party	8,691	5,395
Increase in accrued wages	25,000	-
Net Cash Used in Operating Activities	(171,692)	(467,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(38,055)
Change in restricted cash	3,750	-
Net Cash Provided by (Used) in Investing Activities	3,750	(38,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	100,000	-
Cash paid for debt issuance costs	(10,000)	-
Net Cash Provided by Financing Activities	90,000	-

DECREASE IN CASH	(77,942)	(505,739)

CASH AT BEGINNING OF PERIOD	150,068	698,745

CASH AT END OF PERIOD	$72,126	$193,006

CASH PAID FOR:
Interest	$11,946	$600
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on convertible notes payable	$99,369	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
June 30, 2016

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated (Formerly LKA International, Inc.)  ("LKA" or the "Company") is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA's most recent audited financial statements.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -       RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $24,000 and $15,000 as of June 30, 2016 and December 31, 2015, respectively.

Related Party Debt – Accounts and Wages Payable

At June 30, 2016 and December 31, 2015, LKA owes $0 and $309, respectively, for purchases made on the personal credit card of LKA's President, Kye Abraham.  Additionally, LKA owed Kye Abraham $100,757 and $75,757 in unpaid salary at June 30, 2016 and December 31, 2015, respectively.

Convertible Debentures

On September 29, 2015, LKA issued two convertible debentures (Convertible Debentures), each in the amount of $125,000, or a total of $250,000 to members of the Koski family, the Company's largest shareholders.  Principal on the Convertible Debentures is due September 29, 2018. The Convertible Debentures accrue interest at 7.5% and are convertible at any time into shares of LKA common stock at $0.50 per share.  Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders. As such, LKA has designated $9,375 and $18,750 as restricted cash at June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016, LKA paid $9,375 in interest payments on the convertible debentures.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with Accounting Series Codification Topic 815, "Derivatives and Hedging" (ASC 815) and LKA recognized a debt discount of $250,000.  During the six months ended June 30, 2016, LKA recognized $624 of interest expense from the amortization of the debt discounts.

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three year term of the convertible debenture.  During the six months ended June 30, 2016, LKA recognized $2,075 of interest expense from the amortization of debt issuance costs.

NOTE 3 -       CONVERTIBLE DEBENTURES

During October 2015, LKA issued a 7.5% convertible debenture for $50,000 in cash.  The convertible debenture accrues interest at 7.5% per annum, is unsecured, due in three years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.  As such, LKA has designated $1,875 and $3,750 as restricted cash at June 30, 2016 and December 31, 2015, respectively.

LKA incurred $2,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three year term of the convertible debenture.  During the six months ended June 30, 2016, LKA recognized $415 of interest expense from the amortization of debt issuance costs.

During the six months ended June 30, 2016, LKA paid $1,875 in interest payments on the convertible debenture.

During April 2016, LKA issued two $50,000 7.5% convertible debentures for $100,000 in cash.  The convertible debentures accrue interest at 7.5% per annum, are unsecured, due in three years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.  As such, LKA has designated $7,500 as restricted cash at June 30, 2016.

LKA incurred $10,000 in debt issuance costs on the convertible debenture issuance. The debt issuance costs were expensed during the six months ended June 30, 2016.

If any event of default occurs on any of the above mentioned convertible debentures, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share for all of the convertible debentures. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC Topic 815, "Derivatives and Hedging" (ASC 815) and LKA recognized a debt discount of $149,369. During the six months ended June 30, 2016, LKA recognized $2,904 of interest expense from the amortization of the debt discount.

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

The fair value of the conversion options on convertible notes issued during the six months ended June 30, 2016 was determined to be $133,150 as of the issuance date using a Black-Scholes option-pricing model.   Upon the date of issuance of the Convertible Notes, $99,369 was recorded as debt discount and $33,781 was recorded as day one loss on derivative liability.  During the six months ended June 30, 2016, $134,322 of loss was recorded on mark-to-market of the conversion options, respectively.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2015 and June 30, 2016:

Balance, December 31, 2014	$-
Day one loss due to convertible debt	58,006
Debt discount	300,000
Gains on change in fair value	(101,728)
Balance, December 31, 2015	256,278
Day one loss due to convertible debt	33,781
Debt discount	99,369
Loss on change in fair value	134,322
Balance, June 30, 2016	$523,750

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the six months ended June 30, 2016 include (1) risk-free interest rates between 0.73% - 0.96%, (2) lives of between 2.28 - 3.04 years, (3) expected volatility between 213% - 229%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 -      COMMITMENTS AND CONTINGENCIES

Possible Environmental Remediation Liability

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up ("remediation") activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency's (the "EPA") regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA's status as a "de minimis" participant and the fact that remediation activities are focused on property located largely outside of LKA's permitted operating area, LKA management expects this project will have a negligible impact on the LKA's financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of June 30, 2016. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

Wastewater Discharge Liability

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2015, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. LKA believes it is probable that that there will be a financial penalty assessed, and that range will be between $75,000 and $150,000.  As a result, LKA has accrued a liability of $75,000 as of June 30, 2016 and December 31, 2015 since there is no better estimate of the amount of loss within this range.

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

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a producing status. The exploration program, which began in late 2008, has involved extensive exploratory mining and drilling for the purpose of identifying possible new production zones within the mine and on the Company's adjacent property. During this ongoing evaluation period, bulk sampling, through exploratory mining of high-grade structures (extensions of the initial ore zone) has yielded over 4,900 ounces of gold resulting in over $5.1 million in precious metals revenues. Revenues from this selective mining process have largely funded LKA's exploration program to date. However, until LKA, either on its own or through the efforts of its partners, can locate another ore body, no conclusion can be drawn about the commercial viability of the mine.

In order to support continued exploration of the mine, LKA entered into an exploration and option agreement with Kinross Gold, USA in July, 2015. Additionally, to support general operations, the Company entered into financing transactions involving the sale of a limited number of convertible debentures, mostly to existing shareholders, during the year ended December 31, 2015 and the six months ended June 30, 2016. The Company expects to raise additional funding through similar financings in the future. If LKA is not successful in the resumption of profitable mine operations, either from commercial or exploratory mining, it may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward‑looking Statements

Statements made in this Quarterly Report which are not purely historical are forward‑looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may," "would," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets" or similar expressions.

Forward‑looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward‑looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, international gold prices, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward‑looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward‑looking statements to reflect events or circumstances occurring after the date of such statements.

Results of Operations

For The Three Months Ended June 30, 2016 Compared to The Three Months Ended June 30, 2015

During the three months ended June 30, 2016 and 2015, we did not recognize any revenue.

Exploration expenses decreased $246,789, or approximately 96%, from $257,932 in the three months ended June 30, 2015, to $11,143 in the three months ended June 30, 2016. The decrease was mainly due to a decrease in contract labor resulting from the reduction of exploratory mining operations in favor of a detailed geochemistry analysis and follow on drilling program by the Company's exploration partner, Kinross Gold USA. A surface evaluation of the Company's claims, conducted by Kinross geologists, has already identified at least three areas (potential ore bodies) that possess characteristics remarkably similar to those found at the site of the Golden Wonder's original, high-grade ore shoot. Drilling crews have been retained and applications filed for permits to drill these targets from the surface. Drilling is expected to commence during 2016.

Professional fees decreased by $16,107 during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, or approximately 61%, mainly due to a $13,000 reduction in consulting expenses in 2016 compared to 2015.

General and administrative expenses and officer salaries remained flat in the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

We incurred an operating loss of $98,421 during the three months ended June 30, 2016, as compared to an operating loss of $361,314 in the three months ended June 30, 2015. The $262,893, or approximately 73% decrease is mainly due to the decrease in mining activities during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

We incurred total other expenses of $134,402 during the three months ended June 30, 2016, as compared to $317 in the three months ended June 30, 2015. The $134,085, or approximately 42,298% increase is mainly due to the recognition of $112,297 in loss on derivatives compared to no derivative loss for the comparable period. Interest expense increased to $22,105 during the three months ended June 30, 2016 as compared to $317 in the three months ended June 30, 2015.  The increase is mainly due to the issuance of convertible debentures totaling $400,000 bearing interest at 7.5% per annum and the related debt discount and issuance costs.

Net loss totaled $232,823, or $0.01 per share, in the three months ended June 30, 2016, compared to a net loss of $361,631, or $0.02 per share in the three months ended June 30, 2015.

For The Six Months Ended June 30, 2016 Compared to The Six Months Ended June 30, 2015

During the six months ended June 30, 2016, as a result of discontinuing exploratory mining operations, we did not recognize any revenue, compared to $115,985 in revenue from gold sales in the six months ended June 30, 2015
Exploration expenses decreased $544,829, or approximately 94%, from $581,798 in the six months ended June 30, 2015, to $36,969 in the six months ended June 30, 2016. Again, the decrease was mainly due to a decrease in contract labor attributed to mining operations.

Professional fees decreased by $14,858, or approximately 30%, mainly due to a $13,000 reduction in consulting expenses in 2016 compared to 2015.

General and administrative expenses decreased by $9,215, or approximately 12% in the six months ended June 30, 2016, mainly due to decreased travel and business operations expense due to a reduction of exploration mining activities.

We incurred an operating loss of $215,416 during the six months ended June 30, 2016, as compared to an operating loss of $668,333 in the six months ended June 30, 2015. The $452,917, or approximately 68%, decrease is mainly due to the $544,829 decrease in exploration costs, partially offset by the $115,985 decrease in revenue during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

We incurred total other expenses of $197,828 during the six months ended June 30, 2016, as compared to $786 in the six months ended June 30, 2015. The $197,042, or approximately 25,069% increase is mainly due to the recognition of $168,103 in loss on derivatives compared to no derivative loss for the comparable period. Interest expense increased to $29,725 during the three months ended June 30, 2016 as compared to $786 in the three months ended June 30, 2015.  The increase is mainly due to the issuance of convertible debentures totaling $400,000 bearing interest at 7.5% per annum and the related debt discount and issuance costs.

Net loss totaled $413,244, or $0.02 per share, in the six months ended June 30, 2016, compared to a net loss of $669,119, or $0.03 per share, in the six months ended June 30, 2015.

Liquidity

Current assets at June 30, 2016 totaled $96,246.  As of that date, we had $72,126 in cash, $18,750 in restricted cash, $4,375 in prepaid expenses and $995 in accounts receivable, as compared to $150,068 in cash, $22,500 in restricted cash and $995 in accounts receivable at December 31, 2015.

During the six months ended June 30, 2016, our operating activities used net cash of $171,692, compared to $467,684 in the comparable 2015 period. Investing activities provided cash of $3,750 during the period ended June 30, 2016, compared to using cash of $38,055 for the purchase of fixed assets in the 2015 period.  Financing activities provided $90,000 in cash during the six months ended June 30, 2016 from the issuance of two convertible debentures compared to $0 in the comparable 2015 period.

At June 30, 2016, the Company had a working capital deficit of $700,261, as compared to $333,340 at December 31, 2015.

Focus Shift

LKA has temporarily shifted its focus from exploratory mining if favor of a more cost effective surface drilling program to locate additional high-grade ore zones on the Company's mining claims. The current surface evaluation and anticipated drilling program, to be conducted by the Company's exploration partner, Kinross Gold, USA, follows up the Company's underground drilling and 3-D mapping program, conducted in 2014-2015. LKA expects to resume mining operations when and if new high-grade ore zones are identified.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

 The Company is the owner of the Golden Wonder Mine (the "Mine") located near Lake City, Colorado.  The Mine is subject to the jurisdiction and regulation of the Mine Safety and Health Administration, ("MSHA") a division of the U.S. Department of Labor.   During operations the mine is inspected on a quarterly basis for compliance with safety regulations by MSHA.  For the quarter ended June 30, 2016, there are no mine safety disclosures to be reported pursuant to this Item 4.

Item 5. Other Information.

During the six months ended June 30, 2016, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

3.1	Certificate of Incorporation**

3.2	Bylaws**

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

**Incorporated by reference to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed with the SEC on February 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LKA GOLD INCORPORATED

Date:	August 15, 2016	By:	/s/Kye Abraham
Kye Abraham, CEO, President, Chairman of the Board and Director

Date:	August 15, 2016	By:	/s/Nanette Abraham
Nanette Abraham, CFO, Secretary, Treasurer and Director