Form 10-Q
period 2016-09-30
LKA GOLD Inc /DE/
filed 2016-11-14
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  November 14, 2016 – 19,165,152 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS

	September 30, 2016	December 31, 2015
CURRENT ASSETS
Cash	$19,523	$150,068
Restricted cash	18,750	22,500
Prepaid expenses	2,500	-
Accounts receivable	995	995
Total Current Assets	41,768	173,563
FIXED ASSETS
Land, equipment and mining claims	849,140	849,140
Accumulated deprecation	(379,463)	(359,175)
Total Fixed Assets, Net of Accumulated Depreciation	469,677	489,965
OTHER NON-CURRENT ASSETS
Reclamation bonds	100,042	123,597
Total Non-Current Assets	100,042	123,597

TOTAL ASSETS	$611,487	$787,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30, 2016	December 31, 2015
CURRENT LIABILITIES
Accounts payable	$58,033	$69,042
Accounts payable – related party	27,563	15,309
Wastewater discharge liability	75,000	75,000
Derivative liability	383,771	256,278
Note payable	10,000	10,000
Accrued interest payable	14,842	5,517
Accrued wages and advances payable to officer	125,757	75,757
Total Current Liabilities	694,966	506,903
LONG-TERM LIABILITIES
Convertible notes payable – related party, net of $235,957 and $240,465 in debt issuance costs and debt discount, respectively	14,043	9,535
Convertible notes payable, net of $144,688 and $49,051 in debt issuance costs and debt discount, respectively	5,312	949
Asset retirement obligation	121,653	117,761
Total Long-Term Liabilities	141,008	128,245
Total Liabilities	835,974	635,148
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,165,152 and 19,165,152 shares issued and 19,121,528 and 19,121,528 shares outstanding, respectively	19,165	19,165
Additional paid-in capital	17,963,315	17,963,315
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(18,120,275)	(17,743,811)
Total Stockholders' Equity (Deficit)	(224,487)	151,977

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$611,487	$787,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES
Sales - precious metals	$-	$54,515	$-	$170,500

EXPLORATION COSTS	15,279	88,831	52,248	670,629

GROSS LOSS	(15,279)	(34,316)	(52,248)	(500,129)

OPERATING EXPENSES
General and administrative	27,682	25,299	97,061	103,893
Officer salaries	37,500	37,500	112,500	112,500
Professional and consulting	12,653	23,343	46,721	72,269
Total Operating Expenses	77,835	86,142	256,282	288,662

OPERATING LOSS	(93,114)	(120,458)	(308,530)	(788,791)

OTHER INCOME (EXPENSE)
Gain (loss) on derivatives	139,979	-	(28,124)	-
Interest expense, net	(10,085)	(396)	(39,810)	(1,182)
Total Other Income (Expense)	129,894	(396)	(67,934)	(1,182)

NET INCOME (LOSS)	$36,780	$(120,854)	$(376,464)	$(789,973)
BASIC NET INCOME (LOSS) PER SHARE	$0.00	$(0.01)	$(0.02)	$(0.04)
FULLY DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.04)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,121,528	19,121,528	19,121,528	19,121,528
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,921,528	19,121,528	19,121,528	19,121,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(376,464)	$(789,973)
Items to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligation	3,892	3,664
Depreciation and amortization	20,288	23,603
Amortization of debt issuance costs	13,750	-
Amortization of debt discount	4,490	-
Loss on derivative	28,124	-
Changes in operating assets and liabilities
Decrease in accounts receivable	-	148,135
Decrease in prepaid expenses and other assets	21,055	-
Decrease in accounts payable and accrued expenses	(1,684)	(63,255)
Increase in accounts payable – related party	12,254	8,175
Increase in accrued wages	50,000	25,000
Net Cash Used in Operating Activities	(224,295)	(644,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(38,055)
Change in restricted cash	3,750	-
Net Cash Provided by (Used) in Investing Activities	3,750	(38,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	100,000	-
Cash paid for debt issuance costs	(10,000)	-
Net Cash Provided by Financing Activities	90,000	-

DECREASE IN CASH	(130,545)	(682,706)

CASH AT BEGINNING OF PERIOD	150,068	698,745

CASH AT END OF PERIOD	$19,523	$16,039

CASH PAID FOR:
Interest	$12,246	$900
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on convertible notes payable	$99,369	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
September 30, 2016

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

The accompanying unaudited consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA's most recent audited financial statements.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -        RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses.  The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio.  LKA owed Abraham & Co. $27,000 and $15,000 as of September 30, 2016 and December 31, 2015, respectively.

Related Party Debt – Accounts and Wages Payable

At September 30, 2016 and December 31, 2015, LKA owes $563 and $309, respectively, for purchases made on the personal credit card of LKA's President, Kye Abraham.  Additionally, LKA owed Kye Abraham $125,757 and $75,757 in unpaid salary at September 30, 2016 and December 31, 2015, respectively.

Convertible Debentures

On September 29, 2015, LKA issued two convertible debentures (Convertible Debentures), each in the amount of $125,000, or a total of $250,000 to members of the Koski family, the Company's largest shareholders.  Principal on the Convertible Debentures is due September 29, 2018. The Convertible Debentures accrue interest at 7.5% and are convertible at any time into shares of LKA common stock at $0.50 per share.  Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders. As such, LKA has designated $9,375 and $18,750 as restricted cash at September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016, LKA paid $9,375 in interest payments on the convertible debentures. On November 1, 2016, LKA paid the second semi-annual interest payment in the amount of $9,375.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with Accounting Series Codification Topic 815, "Derivatives and Hedging" (ASC 815) and LKA recognized a debt discount of $250,000.  During the nine months ended, and as of, September 30, 2016, LKA recognized $1,383 of interest expense from the amortization of the debt discounts and the unamortized debt discount balance was $227,403.

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three year term of the convertible debenture.  During the nine months ended, and as of, September 30, 2016, LKA recognized $3,125 of interest expense from the amortization of debt issuance costs and the remaining unamortized debt issuance cost balance was 8,554.

NOTE 3 -        CONVERTIBLE DEBENTURES

During October 2015, LKA issued a 7.5% convertible debenture for $50,000 in cash.  The convertible debenture accrues interest at 7.5% per annum, is unsecured, due in three years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.  As such, LKA has designated $1,875 and $3,750 as restricted cash at September 30, 2016 and December 31, 2015, respectively.

LKA incurred $2,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three year term of the convertible debenture.  During the nine months ended, and as of, September 30, 2016, LKA recognized $625 of interest expense from the amortization of debt issuance costs and the unamortized debt discount balance was $1,711.

During the nine months ended September 30, 2016, LKA paid $1,875 in interest payments on the convertible debenture.

During April 2016, LKA issued two $50,000 7.5% convertible debentures for $100,000 in cash.  The convertible debentures accrue interest at 7.5% per annum, are unsecured, due in three years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.  As such, LKA has designated $7,500 as restricted cash at September 30, 2016.

LKA incurred $10,000 in debt issuance costs on the convertible debenture issuance. The debt issuance costs were expensed during the nine months ended September 30, 2016.

If any event of default occurs on any of the above mentioned convertible debentures, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share for all of the convertible debentures. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC Topic 815, "Derivatives and Hedging" (ASC 815) and LKA recognized a debt discount of $149,369. During the nine months ended, and as of, September 30, 2016, LKA recognized $3,107 of interest expense from the amortization of the debt discount and the unamortized debt discount balance was $142,977.

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

The fair value of the conversion options on convertible notes issued during the nine months ended September 30, 2016 was determined to be $133,150 as of the issuance date using a Black-Scholes option-pricing model.   Upon the date of issuance of the Convertible Notes, $99,369 was recorded as debt discount and $33,781 was recorded as day one loss on derivative liability.  During the nine months ended September 30, 2016, $5,657 of gain was recorded on mark-to-market of the conversion options, respectively.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2015 and September 30, 2016:

Balance, December 31, 2014	$-
Day one loss due to convertible debt	58,006
Debt discount	300,000
Gains on change in fair value	(101,728)
Balance, December 31, 2015	256,278
Day one loss due to convertible debt	33,781
Debt discount	99,369
Gain on change in fair value	(5,657)
Balance, September 30, 2016	$383,711

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the nine months ended September 30, 2016 include (1) risk-free interest rates between 0.77% - 0.96%, (2) lives of between 2.03 - 3.04 years, (3) expected volatility between 213% - 232%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 -      COMMITMENTS AND CONTINGENCIES

Possible Environmental Remediation Liability

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up ("remediation") activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency's (the "EPA") regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA's status as a "de minimis" participant and the fact that remediation activities are focused on property located largely outside of LKA's permitted operating area, LKA management expects this project will have a negligible impact on the LKA's financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of September 30, 2016. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

Wastewater Discharge Liability

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2015, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. LKA believes it is probable that that there will be a financial penalty assessed, and that range will be between $75,000 and $150,000.  As a result, LKA has accrued a liability of $75,000 as of September 30, 2016 and December 31, 2015 since there is no better estimate of the amount of loss within this range.

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

In order to support continued exploration of the mine, LKA entered into an exploration and option agreement with Kinross Gold, USA in July, 2015. Additionally, to support general operations, the Company entered into financing transactions involving the sale of a limited number of convertible debentures, mostly to existing shareholders, during the year ended December 31, 2015 and the nine months ended September 30, 2016. The Company expects to raise additional funding through similar financings in the future. If LKA is not successful in the resumption of profitable mine operations, either from commercial or exploratory mining, it may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

Results of Operations

For The Three Months Ended September 30, 2016 Compared to The Three Months Ended September 30, 2015

During the three months ended September 30, 2016, we did not recognize any revenue. During the three months ended September 30, 2015, we recognized $54,515 from the sale of gold enriched vein material derived from exploratory mining. Sales result from our exploration activities at the Golden Wonder mine.

Exploration expenses decreased $73,552, or approximately 83%, from $88,831 in the three months ended September 30, 2015, to $15,279 in the three months ended September 30, 2016. The decrease was mainly due to a decrease in contract labor resulting from the reduction of exploratory mining operations in favor of a detailed geochemistry analysis and follow on drilling program by the Company's exploration partner, Kinross Gold USA. A surface evaluation of the Company's claims, conducted by Kinross geologists, has already identified at least three areas (potential ore bodies) that possess characteristics remarkably similar to those found at the site of the Golden Wonder's original, high-grade ore shoot. Drilling crews have been retained and applications filed for permits to drill these targets from the surface. Drilling is expected to commence during 2016.

Professional fees decreased by $10,690 during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, or approximately 46%, mainly due to a $13,000 reduction in consulting expenses in 2016 compared to 2015.

General and administrative expenses and officer salaries remained flat in the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

We incurred an operating loss of $93,114 during the three months ended September 30, 2016, as compared to an operating loss of $120,458 in the three months ended September 30, 2015. The $27,344, or approximately 23% decrease is mainly due to the decrease in mining activities during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

We incurred total other income $129,894 during the three months ended September 30, 2016, as compared to expense of  $396 in the three months ended September 30, 2015. The $130,290 increase is mainly due to the recognition of $139,979 in gain on derivatives compared to no derivative gain for the comparable period. Interest expense increased to $10,085 during the three months ended September 30, 2016 as compared to $396 in the three months ended September 30, 2015.  The increase is mainly due to the issuance of convertible debentures totaling $400,000 bearing interest at 7.5% per annum and the related debt discount and issuance costs.

Net income totaled $36,780, or $0.00 per share, in the three months ended September 30, 2016, compared to a net loss of $120,854, or $0.01 per share in the three months ended September 30, 2015.

For The Nine Months Ended September 30, 2016 Compared to The Nine Months Ended September 30, 2015

During the nine months ended September 30, 2016, as a result of discontinuing exploratory mining operations, we did not recognize any revenue, compared to $170,500 in revenue from gold sales in the nine months ended September 30, 2015.
Exploration expenses decreased $618,381, or approximately 92%, from $670,629 in the nine months ended September 30, 2015, to $52,248 in the nine months ended September 30, 2016. Again, the decrease was mainly due to a decrease in contract labor attributed to mining operations.

Professional fees decreased by $25,548, or approximately 35%, mainly due to a $13,000 reduction in consulting expenses and less legal fees in 2016 compared to 2015.

General and administrative expenses decreased by $6,832, or approximately 7% in the nine months ended September 30, 2016, mainly due to decreased travel and business operations expense due to a reduction of exploration mining activities.

We incurred an operating loss of $308,530 during the nine months ended September 30, 2016, as compared to an operating loss of $788,791 in the nine months ended September 30, 2015. The $480,261, or approximately 61%, decrease is mainly due to the $618,381 decrease in exploration costs, partially offset by the $170,500 decrease in revenue during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

We incurred total other expenses of $67,934 during the nine months ended September 30, 2016, as compared to $1,182 in the nine months ended September 30, 2015. The $66,752 increase is mainly due to recognition of $39,810 in interest expense during the nine months ended September 30, 2016 as compared to $1,182 in the nine months ended September 30, 2015.  The increase is mainly due to the issuance of convertible debentures totaling $400,000 bearing interest at 7.5% per annum and the related debt discount and issuance costs. Additionally, we recognized $28,124 in loss on derivatives in the nine months ended September 30, 2016, compared to no derivative loss for the comparable period.

Net loss totaled $376,464, or $0.02 per share, in the nine months ended September 30, 2016, compared to a net loss of $789,973, or $0.04 per share, in the nine months ended September 30, 2015.

Liquidity

Current assets at September 30, 2016 totaled $41,768.  As of that date, we had $19,523 in cash, $18,750 in restricted cash, $2,500 in prepaid expenses and $995 in accounts receivable, as compared to $150,068 in cash, $22,500 in restricted cash and $995 in accounts receivable at December 31, 2015.

During the nine months ended September 30, 2016, our operating activities used net cash of $224,295, compared to $644,651 in the comparable 2015 period. Investing activities provided cash of $3,750 during the period ended September 30, 2016, compared to using cash of $38,055 for the purchase of fixed assets in the 2015 period.  Financing activities provided $90,000 in cash during the nine months ended September 30, 2016 from the issuance of two convertible debentures compared to $0 in the comparable 2015 period.

At September 30, 2016, the Company had a working capital deficit of $653,198, as compared to $333,340 at December 31, 2015.

Focus Shift

LKA has temporarily shifted its focus from exploratory mining in favor of a more cost effective surface drilling program to locate additional high-grade ore zones on the Company's mining claims. The current surface evaluation and anticipated drilling program, to be conducted by the Company's exploration partner, Kinross Gold, USA, follows up the Company's underground drilling and 3-D mapping program, conducted in 2014-2015. LKA expects to resume mining operations when and if new high-grade ore zones are identified.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

 The Company is the owner of the Golden Wonder Mine (the "Mine") located near Lake City, Colorado.  The Mine is subject to the jurisdiction and regulation of the Mine Safety and Health Administration, ("MSHA") a division of the U.S. Department of Labor.   During operations the mine is inspected on a quarterly basis for compliance with safety regulations by MSHA.  For the quarter ended September 30, 2016, there are no mine safety disclosures to be reported pursuant to this Item 4.

Item 5. Other Information.

During the nine months ended September 30, 2016, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors.

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

LKA GOLD INCORPORATED

Date:	November14, 2016	By:	/s/Kye Abraham
Kye Abraham, Principal Executive Officer, President, Chairman of the Board and Director

Date:	November 14, 2016	By:	/s/Nanette Abraham
Nanette Abraham, Chief Financial Officer, Secretary, Treasurer and Director