Form 10-K
period 2016-12-31
LKA GOLD Inc /DE/
filed 2017-04-17
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2016

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
(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter.

The market value of the voting and non-voting common stock is $3,006,610 based on 7,516,525 shares held by non-affiliates. The shares were valued at $0.40 per share, that being the closing price on June 30, 2016, the last business day of the registrant's most recently completed second quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of April 17, 2017, the registrant had 19,221,970 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to "LKA International," "LKA," the "Company," "we," "us," "our" and words of similar import) refer to LKA International, Inc., a Delaware corporation, the registrant.

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

ITEM 1.  BUSINESS

Business Development

LKA International, Inc. was incorporated on March 15, 1988, in the State of Delaware.  Since our inception, our authorized capital has been 100,000,000 shares, consisting of 50,000,000 shares of common stock with a par value of one mill ($0.001) per share, and 50,000,000 shares of preferred stock, also with a par value of one mill per share. LKA owns certain real and personal property interests including patented and unpatented mining claims, buildings, fixtures, improvements, equipment, and permits situated near Lake City, Colorado, which are described below. LKA's activities associated with these properties have been sporadic since they were acquired by its predecessor in December 1982.

The Lake City, Colorado Properties.

The Ute-Ulay silver mine and milling facility and the Golden Wonder gold mine (respectively, the "Ute-Ulay Property" and the "Golden Wonder Property" or, collectively, the "Properties"), consist of certain patented and unpatented mining claims and a milling facility located in Hinsdale County, Colorado. In December 1982, our predecessor, LKA Holdings, Inc., a Utah corporation ("LKA Utah") acquired a 51% interest in the Properties from Lake City Mines, Inc., a Colorado corporation ("Lake City Mines"), which retained the remaining 49% interest. Immediately after the acquisition, LKA Utah assigned 90% of its interest in the future proceeds that it had the right to receive from the Properties to Caldera Partners Limited Partnership, a Washington limited partnership ("Caldera") in return for approximately $1.6 million, which LKA used to develop the Properties. As a result, Caldera owned a 45.9% interest in the future proceeds that LKA Utah had the right to receive on the Properties. LKA's President, Kye A. Abraham, is Caldera's Managing Partner. Subsequent to a bankruptcy filing by Lake City Mines in February 1984, LKA acquired Lake City Mine's interest in the Properties through a Sheriff's sale.

On March 1, 2005, the Company completed the acquisition of Caldera's 45.9% interest in the Golden Wonder and Ute Ulay mines. Per the terms of the agreement, the Company agreed to issue Caldera 6,434,042 pre-split "unregistered" and "restricted" shares of common stock in exchange for Caldera's interest in the mines and the full satisfaction of all receivables due to Caldera from the Company. Caldera was also relieved of any future obligations to contribute further exploration, construction and property reclamation funds.

Description of Business

In early July 2015, LKA executed an "Exploration Agreement & Option" with Kinross Gold U.S.A., Inc. for the purpose of expanding its Golden Wonder Mine exploration beyond LKA's active workings and is currently engaged in an exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The current exploration program, which began in November 2008, has involved exploratory mining, drilling, sampling, and assaying for the purpose of identifying possible new production zones within the mine or extensions of previous production zones beyond the mine's existing workings. Exploration efforts are aimed at identifying new bonanza-grade ore zones similar to the high-grade zones (veins) within the mine that previously yielded, during commercial production, over 133,701 oz. of gold at an average ore grade of 16.01 ounces gold per ton. As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA's objective/challenge will be to locate consistent vein widths within these high-grade zones, once located, to establish significant reserves to resume commercial production. Drilling and drifting (exploratory mining) along the vein structure has been LKA's primary method of exploration, the same method which lead to the discovery of the first high-grade gold deposit. Vein material extracted during the entire exploration process has yielded 7,730 ounces of gold with a net value, at the time of sale, of $5,930,380. Sales of enriched vein material have offset a majority of LKA's exploration cost to date. On July 9, 2015, LKA entered into an exploration and joint venture option agreement with Kinross Gold USA. Since that time, Kinross geologists have conducted a comprehensive geochemical analysis and mapping of the surface area on and around the Golden Wonder mine and subsequently commenced a drilling program designed to test at least six areas (targets) possessing geochemical characteristics similar to those found at the Golden Wonder mine. LKA expects the Kinross drilling program will continue throughout 2017. Since resuming exploration operations in the first quarter of 2009, LKA has, as of the date of this report, shipped and sold 38 bulk samples of crushed, enriched vein material containing 4,910ounces of gold. Net receipts from gold sales during this period have exceeded $5.17 million. Shipments for 2009 - 2015 are as follows:  There were no shipments during 2016:

Grade
	Tons	Oz/ton	Gold (Oz)
2009	88	3.82	337
2010	559	1.07	599
2011	454	1.44	653
2012	861	1.55	1,335
2013	732	1.13	830
2014	439	2.10	925
2015	118	1.95	231

Detailed information concerning these shipments and commercial production may can be found on the lower left corner of the Company's website at: http://lkagold.com/Home.html

There were no shipments or exploratory mining during 2016 due to a shift in LKA's exploration strategy which will be partially determined by, and dependent on, the Kinross exploration results. To date, all shipments of gold bearing vein material have been made to TCB International, Klondex Mines, Teck, Yukon- Nevada Gold, Kinross Gold Corp and Freeport McMoRan. Currently there are no established reserves and all of LKA's efforts are exploratory in nature.  During and as of the years ended December 31, 2016 and 2015, LKA paid its former mine operator, Coal Creek $11,084 and $431,822 for Mine Operator Services and accrued an additional $0 and $9,770 in remaining reimbursable expense related to gold shipments at December 31,2016 and 2015, respectively.

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

Dependence on One or a Few Major Customers

In North America, there are a limited number of ore buyers capable of processing Golden Wonder ore efficiently. Accordingly, we are highly dependent upon securing and maintaining good sales terms with a relatively small number of customers, most of whom are major gold producers. Failure to obtain adequate terms of sale from these few customers would cause severe disruption to our operations. From 1984-2006 (initial exploration and commercial production) Golden Wonder ore and concentrates were sold almost exclusively to ASARCO and Barrick Gold Corp. During LKA's current exploration program (2009-2016) the majority of sales were made to one customer, Kinross Gold Corp, with lesser amounts sold to Teck, Yukon-Nevada Gold, Freeport McMoRan, TCB International and Klondex Mines. During 2015, all of our sales were made to Klondex Mines, there were no sales made during 2016.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including
Duration

We have obtained "110d" limited impact permits from the Colorado Division of Reclamation Mining and Safety and have posted reclamation bonds to ensure the cleanup of environmental disturbances on the Golden Wonder Property. Storm water and discharge permits have also been issued to LKA for operations at the Golden Wonder mine property by the Colorado Department of Public Health and Environment. We are currently in compliance with all applicable permit and bonding requirements.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and subject to the disclosure requirements of Regulation S-K of the SEC, as a "smaller reporting company."  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; management assessment of our internal controls; auditor attestation to management's conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has substantially increased our legal and accounting costs.

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

The Colorado Division of Reclamation Mining and Safety (the "Division") requires mine operators to have permits to conduct mining activities in Colorado. The Division also requires operators to obtain a reclamation bond to ensure the cleanup of disturbances on mining properties and conducts regular inspections to make sure that the operators are in compliance with applicable environmental laws and regulations. We have obtained all necessary bonds and permits required by the State of Colorado and believe that we are in compliance with all laws and regulations in this regard. However, we can provide no assurance as to the impact on LKA of any future environmental laws or regulations or any governmental interpretation of existing or future laws or regulations.

Colorado Department of Health and Environment ("CDPHE") Notice of Violation and Corrective Actions.
During the fourth quarter of 2014, LKA received a Notice of Violation ("NOV") from CDPHE for failure to meet certain requirements of the Company's wastewater discharge permit. Specifically, the NOV asserts that LKA failed to properly monitor and report required effluent parameters during certain periods, beginning in the second quarter of 2010 and ending in the second quarter of 2012. The NOV further asserts that LKA failed to install flow measuring and charting devices to record a very small seasonal effluent "seep" emanating from the toe of the Golden Wonder waste dump. The seep, normally averaging less than 50 gpm at its max flow rate, is normally observable for fewer than 70 days during the spring run-off then dries up in early summer. During 2015, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it was in compliance with the terms of its permit. Upon completion of these corrective actions, CDPHE notified Company management during the fourth quarter of 2015, that significant financial penalties would be assessed for the period of alleged non-compliance. The notice of a substantive penalty assessment was unexpected by LKA management and inconsistent with previous CDPHE compliance related notices received by LKA. Management has been actively engaged in settlement negotiations with CDPHE to determine a reasonable and situation-appropriate level of penalty assessment. It is currently expected that these discussions will be concluded within the first half of 2017 and that the financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. Management believes that this level of penalty is not situation-appropriate given the minor level and seasonality of the seep and the lack of observable and any measurable environmental impact. This will be the first time LKA has been assessed a financial penalty of significant size for any mining-related permit. Additional work is required to modify and upgrade the mine's water treatment process in 2017 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above.  An updated NOV incorporating the previous violations (substantially the same as those discussed above) and ongoing violations concerning exceedances of certain permit parameters (iron and copper) was issued by CDPHE on March 20, 2017. The Company has been in continual discussions with CDPHE concerning this issue and appropriate remedies. Engineering and lab testing is currently underway and modifications (upgrades) to the Company's water treatment system is scheduled for late spring of 2017. Once completed, LKA expects improvements to its water treatment system will meet or exceed regulatory requirements. If LKA is unsuccessful is achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit.

Ute Ulay Reclamation
In 2002, the Federal Bureau of Land Management (the "BLM") advised us of its desire to extend to the Ute-Ulay Property certain environmental cleanup ("remediation") activities that it was conducting on neighboring properties that we do not own. The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006. These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area. The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million. Based upon discussions to date with Hinsdale County officials, EPA's regional manager and CDPHE, the actual costs associated with this recently completed remediation effort are expected to be approximately $1.2 million; substantially below previous BLM estimates. Under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or, as in this case, the agencies may perform the work and seek recovery of costs against the property owner and previous owners. While it cannot be determined with certainty until the EPA has completed the process, the Company's status as a "de minimis" participant and the fact that remediation activities were focused on property located largely outside of LKA's permitted operating area, in addition to sizeable contributions made by LKA to the remediation action, management expects the final determination of liability (cost) for this remediation project will have a negligible impact on the Company's financial condition. Accordingly, pursuant to Generally Accepted Accounting Principles, no liability for this project has been recorded on the Company's books and records. Recent as well as ongoing discussions between LKA and EPA legal counsel lead management to believe that this issue will be resolved in a manner which will not be inconsistent with management's assessment as described above. However, until LKA actually receives a final determination notice from EPA, expected sometime in 2017, there can be no guarantee that EPA will ultimately agree with management's assessment of the Company's liability. Further information and videos describing the Ute-Ulay reclamation project can be found on the Company's website at: http://lkagold.com/Ute_Ulay.html

Number of Total Employees and Number of Full Time Employees

Kye A. Abraham and Nanette K. Abraham are LKA's only employees and assists with bookkeeping and administrative work.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

We own a 100% interest in the Ute-Ulay patented mining claims (non-donated portion of patented claims) and Golden Wonder Properties.

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

Each Property is described below.

Golden Wonder.

Geology

Physical, structural and petrologic characteristics of this rhyolite intrusion observed in the underground workings of the Golden Wonder mine demonstrates features characteristic of both an extrusive and intrusive magma, and it is believed that the workings of the Golden Wonder mine are located in the upper reaches of the rhyolitic intrusion where it "welled out" from its vent source, gradually becoming more intrusive in character with depth. It undoubtedly extends downward along its vent source to the original magma chamber from whence it was derived. As observed in the underground workings of the Golden Wonder mine and based on extensive underground and field work, it would appear that the intrusion of the Golden Wonder host rock occurred in a series of pulses. Molten magma moved upward along the vent structure wherein it was emplaced, and solidified. Oftentimes it appears that the rock unit was only partially solidified when it was deformed by another upward pulse of magma, thereby creating very complex flow-banding within the partially solidified rock. In some instances, the rock unit appears to have been completely solidified, only to have been brecciated by a later pulse of magmatic injection, with fluid magma flowing around these brecciated fragments. In all instances observed, the composition of the magma remained essentially the same throughout its entire emplacement, suggesting the vein structure and the characteristics of the vein mineralization at the Golden Wonder mine is very much different from nearly all the other base-metal mines of the Lake City area, and even differs from that which apparently existed at the Golden Fleece mine. Instead of being of the classic fracture-filling type, where a more-or-less well-defined linear fracture, or set of open fractures, has been filled with ore minerals and gangue, the vein structure at the Golden Wonder mine usually does not follow a well-defined fracture, but in detail is often quite sinuous, enlarging and contracting along its course. Very commonly, the vein dies out completely and most often, a similar en echelon vein segment is located a relatively short distance away. The vein structure typically ranges from only a fraction of an inch thick to several feet across, but may enlarge significantly within ore shoots.

The Golden Wonder, near Lake City, Colorado, is located in the historic "Colorado Mineral Belt" from which over 25 million ounces of gold have been produced dating back to the mid 1800s.

History

The Golden Wonder Property consists of three patented and twenty-three unpatented mining claims located approximately 2- 1/2 miles south of Lake City, Colorado.  The mine has been worked intermittently since its discovery in 1880.  The mine is at an elevation of 10,323 feet and is situated on a hill slope approximately 1,500 feet above the valley floor. The initial discovery was made after finding high-grade float on the surface containing free gold. A limited body of ore was mined prior to 1889. The Golden Wonder Property was generally unworked through 1930. From 1930 to 1969, sporadic mining and exploration efforts were conducted, some of which resulted in the extraction of an undetermined amount of gold-bearing ore.

During the summer of 1969, Southern Union Production Company ("SUPCO"), predecessor to the Texas based oil & gas conglomerate, Southern Union Company, began an exploration program at the Golden Wonder. Out of this, the SUPCO winze (a steeply inclined passageway connecting the mine workings) was started in the winter of 1970-1971 and completed to a depth of approximately 150 feet below the third level of the mine, with lateral drifting along the course of mineralization off the winze on the fourth level. Work was halted on the property in 1972, when SUPCO decided to discontinue all its metallic mineral operations in the western United States and South America. In 1973, Rocky Mountain Ventures secured a lease on the Property and shipped a small tonnage of dump material to a mill then operating at Crested Butte, Colorado for processing.  Lake City Mines, Inc. acquired the property from SUPCO in 1977 and conducted extensive underground work including the driving of the 1,600' sixth level crosscut. LKA acquired an undivided 51% interest in the property in 1982 and commenced exploration shortly thereafter. During this exploration program a limited amount of gold-bearing material was produced and shipped to the Ute mill for concentrating and later sold to ASARCO as a part of a pilot production program. The mine was shut down shortly thereafter due to falling gold prices. In 1997, Au Mining leased the mine from LKA and commercially produced ore containing approximately 133,701 ounces of gold through the second quarter of 2006. Upon terminating its lease arrangement with Au Mining, LKA received an $18 million, 50/50 joint venture proposal from Cambior, Inc. to conduct exploration, establish reserves and, assuming success, resume commercial production. Cambior was acquired by IAM Gold in late 2006 before the joint venture agreement was finalized. In 2007, LKA was offered and finalized a similar joint venture arrangement ($18 million for 50% interest) with Richmont Mines, Inc. In 2008, a program of underground drilling and drifting was proposed and commenced but never completed by Richmont due to cost overruns and inconclusive results from initial drilling efforts. LKA resumed exploration efforts on its own in late 2008, which continue to the present date. Substantial underground drilling and drifting has been performed, resulting in the sale of limited quantities of vein material containing approximately 4,910 ounces of gold. Shipments have been made to TCB International, Klondex Mines, Teck, Yukon- Nevada Gold, Kinross Gold Corp and Freeport McMoRan. To date, no commercial reserves have been established. Power for mining operations is generated on site. Unpatented claims held by LKA (which may vary in number from year to year) are maintained on Bureau of Land Management property through payment of annual assessment fees.

In July 2015, LKA executed an exploration and option agreement with Kinross Gold U.S.A., Inc. for the purpose of expanding its Golden Wonder Mine exploration beyond LKA's active workings. The Agreement, amongst its other provisions, grants Kinross a five-year exclusive right to explore, and if successful, develop any mineral resource(s) containing 50,000 or more ounces of gold on LKA's properties above and adjacent to the Golden Wonder Mine located near Lake City, Colorado. If such a resource, or multiple resources, is discovered, LKA will have the option to enter into a joint venture with Kinross for the purpose of developing such resource(s) by reimbursing 40.25% of Kinross' exploration expenses in return for a 35% interest in the joint venture. Throughout the summer and fall of 2015, Kinross conducted a detailed evaluation of surface geology surrounding LKA's Golden Wonder mine. A report detailing Kinross' findings, provided to LKA in February 2016, indicates several prospective targets possessing similar geologic characteristics to those found on surface above the previously mined high-grade ore shoot. During the summer and fall of 2016, Kinross permitted four separate drilling locations and commenced a drilling program in late 2016. The drilling program is designed to test up to six adjacent areas of interest that were located during the surface evaluation program. Drilling was suspended unexpectedly in in late December 2016 due to inordinate snowfall. Kinross has informed LKA that it is likely, but not guaranteed, the program will resume during drier site conditions in July 2017. Kinross and LKA are currently evaluating the limited data obtained from the initial drill results. Thus far only two holes have been drilled from one of the four permitted drill sites.  See maps of these drill sites and the areas of interest (targets) on the Company's website at: http://lkagold.com/Golden-Wonder.php

Commercial Ore Production

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the gold-bearing material produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this material was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. From 1997 until the second quarter of 2006, commercial mining operations were conducted by Au Mining, LLC, which leased the mine from LKA. During this period, approximately 8,349 tons of ore containing 133,701 ounces of gold were produced from the mine's fifth, sixth and seventh levels. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average gold price during the period in which the ore was sold was $337.76. Total gold production from the Golden Wonder mine under LKA's ownership has been more than 141,529 ounces. The average grade of all ore and gold-bearing vein material produced during this period was 11.48 ounces gold per ton. Based upon the current gold price of $1,200 per ounce, the value of all gold produced from the Golden Wonder during LKA's ownership of the property is approximately $170 million. See Golden Wonder exploratory shipments and production records on the Company's website at: http://lkagold.com

Ute-Ulay Group.

The Ute-Ulay Property consists of 27 patented mining claims located approximately four miles west of Lake City, Colorado. These are highly mineralized silver-lead-zinc mines with excellent access via a gravel road that is maintained year-round by the County of Hinsdale. This road goes from the Property to Lake City and from Lake City to State Highway 149 northward approximately 46 miles to an intersection with U.S. 50, about nine miles west of Gunnison, Colorado.

This Property has a long history of mineral extraction dating back to the nineteenth century. Most of this extraction (silver, lead and zinc) occurred between 1874 and 1903. LKA has no plans to resume mining operations at this property and has recently donated the mill, historic structures, operating permits, reclamation bonding, and certain portions of its patented claims to Hinsdale County for historic preservation purposes. See further description of this property and its historical significance to the area on the Company's website at: http://lkagold.com/Ute_Ulay.html

Donation of  Ute-Ulay Historic Structures and Property to Hinsdale County

On October 4, 2012, LKA deeded ownership of a sub-divided portion of its property known as the Ute-Ulay Town Site in Phase I of a two-part plan to convey ownership of these properties to Hinsdale County for historic preservation and restoration purposes. On December 19, 2012, LKA and the County executed the "Agreement For Conveyance Of Ute-Ulay Mine and Mill Site" to commence Phase II of the donation process. On April 4, 2013, LKA deeded certain additional portions of the property known as the Mine and Mill sites ("Permitted Mine Area") and the Henson Creek Frontage to the County and subsequently conveyed the Company's operating permit and a portion of its reclamation bond to complete Phase II of the donation Agreement. During 2013, the County applied for, and obtained, funding from the EPA, BLM, and Colorado Department of Health & Environment ("CDPHE") to clean up and stabilize these properties. Under the direction of EPA and DRMS the restoration and cleanup was completed in late 2013. LKA no longer holds mining permits on this property.

As discussed above, the Ute-Ulay property was the subject of multiple EE/CA studies/reports prepared by the Bureau of Land Management that identified certain environmental hazards on a portion of the property known as the Ute Mine & Mill Site. A remediation and property stabilization plan developed by the DRMS, and approved by the EPA, was completed in late 2013 at an estimated cost of $1.2 million. As part of a voluntary contribution to the reclamation effort, in addition to the property, LKA assigned most of its reclamation bond to the County (valued at more than $30,000) and 3,800 cubic yards of cover rock valued at over $200,000. As the result of numerous discussions and agreements with Hinsdale County, CDPHE and the EPA's regional manager, LKA expects to bear very little or none of these remediation costs beyond the voluntary contributions described above.

The Ute Mill.

A 100 ton-per-day flotation mill, including various equipment, buildings and support facilities, exists on the Ute-Ulay Property. The mill is located at the level of the main haulage tunnel of the Ute mine. It is in satisfactory condition and was used by LKA to mill ore from the Golden Wonder mine during a 1984 pilot production program.
The mill, property, and related buildings were designated a historic landmark by Hinsdale County in 2011 and comprised the largest portion of the Company's Phase II donation to the County. The mill is the only remaining one of its kind in the Lake City mining district and is considered a historic landmark and one of the area's most significant tourist attractions. Prior to donating the mill to Hinsdale County, management determined that the mill was not a practical or efficient vehicle for processing ore from the Company's Golden Wonder mine.

Office Space.

We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. Effective as of January 1, 2005, we paid monthly rent of $1,300 to Abraham & Co., Inc. a FINRA member broker/dealer which is controlled by our President, Kye A. Abraham. This rent includes the use of the office space, bookkeeping services, telephone, office supplies, utilities, internet, computers and photocopiers. The lease arrangement is a month-to-month oral lease with Abraham & Co. and the payment amount increased to $1,500 per month in 2007 to keep pace with increased costs. To assist LKA in preserving its financial resources for anticipated operations in 2017, Abraham & Co. agreed to accept common stock in lieu of cash for a substantial portion of these amounts due from LKA. Specifics on this arrangement are described in the attached Notes to the Consolidated Financial Statements.

ITEM 3:  LEGAL PROCEEDINGS

LKA is involved from time to time in routine legal matters incidental to our business, including disputes with sub-contractors and requests from regulatory agencies. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations. Except as discussed below, LKA is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

However, there is a potential, pending claim against a portion of our Ute Ulay properties.  As discussed above, the EPA approved and completed a property remediation and stabilization plan developed by the Division of Reclamation, Mining & Safety for a certain portion of the Ute properties. In discussions with senior EPA project officials and an agreement with Hinsdale County, LKA expects minimal or no liability for the cost associated with this project since the affected area lies mostly outside of LKA's permitted area of operations. The remediation project was completed by late fall, 2013. The estimated cost of the project was $1.2 million and was funded with CERCLA funds obtained by Hinsdale County and directed by EPA.

ITEM 4:  MINE SAFETY DISCLOSURES

The Company is the owner of the Golden Wonder Mine (the "Mine") located near Lake City, Colorado.  The Company contracted with Coal Creek Construction to be the operator of the Mine during 2013 - 2015.  The Mine is subject to the jurisdiction and regulation of the Mine Safety and Health Administration, ("MSHA") a division of the U.S. Department of Labor.   During periods of operation the mine is inspected on a quarterly basis for compliance with safety regulations by MSHA.

During the year ended December 31, 2016, officials from MSHA did not inspect the Mine due to temporary cessation of underground operations. No citations for violations were issued.

As of the date of this report, the Mine is in compliance with all requirements of MSHA.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. ("FINRA") under the symbol "LKAI".

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2015 and 2016.  These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2015 through March 31, 2015	$0.63	$0.37

April 1, 2015 through June 30, 2015	$0.50	$0.33

July 1, 2015 through September 30, 2015	$0.51	$0.32

October 1, 2015 through December 31, 2015	$0.38	$0.12

January 1, 2016 through March 31, 2016	$0.38	$0.16

April 1, 2016 through June 30, 2016	$0.53	$0.24

July 1, 2016 through September 30, 2016	$0.41	$0.24

October 1, 2016 through December 31, 2016	$0.51	$0.26

Holders

The number of record holders of the Company's common stock as of the date of this Report is approximately 507, not including an indeterminate number who may hold shares in "street name."

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

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During September 2015, LKA issued two convertible debentures, each in the amount of $125,000, or a total of $250,000 to members of the Koski family, the Company's largest shareholders.  Principal on the convertible debentures is due in three years from the date of issuance. The convertible debentures accrue interest at 7.5% per annum and are convertible at any time into shares of LKA common stock at $0.50 per share.  Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which were paid during 2016.

During October 2015, LKA issued a convertible debenture in the amount of $50,000.  Principal on the convertible debenture is due in three years from the date of issuance. The convertible debenture accrues interest at 7.5% per annum and is convertible at any time into shares of LKA common stock at $0.50 per share.  Interest is due on a semi-annual basis and LKA was required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which were paid during 2016.

During April 2016, LKA issued two convertible debentures in the amount of $50,000 each.  Principal on the convertible debentures is due in three years from the date of issuance. The convertible debenture accrues interest at 7.5% per annum and is convertible at any time into shares of LKA common stock at $0.50 per share.  Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the debenture is converted within one year, will be paid to the convertible debenture holder. The first semi-annual payments were made during 2016.

Use of Proceeds of Registered Securities

During the years ended December 31, 2016 and 2015, we did not receive any proceeds from the sale of registered securities.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Business Operations

LKA is currently engaged in an intensive exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November 2008, has involved extensive exploratory mining, sampling/assaying, and mapping for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the bonanza-grade zones (veins) within the mine that previously produced over 133,701 ounces at an average ore grade of 16.01 oz. gold per ton. As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA's objective/challenge will be to locate consistent vein widths within these high-grade zones to establish significant reserves to resume commercial production. Drilling and drifting along the vein structure has been the primary method of exploration to date. Since resuming operations in the first quarter of 2009, LKA has shipped and sold more than 38 bulk samples of crushed gold bearing vein material containing over 4,910 ounces of gold derived from exploratory mining operations.

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
During the five-year exploration period, Kinross will, but is not obligated to, conduct exploration, at its own expense, while LKA will retain the exclusive right to continue exploration and development of any resources within a "Carve-Out Area" which is LKA's current area of operation.  The Agreement will enable the Company to get a look at, and participate in, any gold discoveries made over a much larger area, much sooner, than LKA's limited resources would otherwise allow.  As one of the world's preeminent gold producers, Kinross brings the technical expertise and financial resources required for the exploration of this complex geologic setting. Management is encouraged that Kinross recognizes the potential of this unique property.

Shift in LKA's Exploration Focus

During the third quarter of 2015, LKA shifted its focus from exploratory mining to prepare for another surface and/or underground drilling program. The new program will be designed to locate new high-grade structures near or within the Carve-Out Area defined by the exploration agreement between LKA and Kinross. Until additional high-grade targets are located, LKA has suspended exploratory mining operations. Accordingly, cash flow from gold sales is not expected until exploratory mining is resumed.

Results of the Surface Exploration Conducted by Kinross in 2015

Throughout the summer and fall of 2015, Kinross Gold USA conducted a detailed evaluation of surface geology surrounding LKA's Golden Wonder mine. A report detailing Kinross' findings, provided to LKA in February 2016, indicates several prospective targets possessing similar geologic characteristics to those found on surface above the previously mined high-grade ore shoot at the golden Wonder mine. Management believes that Kinross team did a remarkably thorough job of combing the property for indicators (geochemistry analysis) that may direct the exploration efforts to discover another bonanza-grade ore shoot or multiple ore shoots.  Management has always believed that, in deposits of this type, multiple high-grade ore shoots may exist. The targets identified by Kinross are located precisely within the zone management expected. Kinross completed the permitting of four drill sites that are situated adjacent to these recently identified targets. Drilling commenced on one of these drill sites in late 2016 but was suspended after only two holes were drilled due to inordinate snowfall.  LKA and Kinross are currently evaluating the initial data derived from the drill results. LKA management expects Kinross drilling will resume in July 2017 when surface conditions are drier. Maps and description of the Kinross drill sites and targets can be found on the Company's website at: http://lkagold.com

Critical Accounting Policies

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
We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management's subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

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

Liquidity and Capital Resources

Current assets at December 31, 2016 totaled $1,726, which was comprised of cash totaling $1,101, all of which is restricted cash, and prepaid expenses of $625.

During fiscal years 2016 and 2015, our operating activities used net cash of $266,967 and $773,122, respectively.  The decrease in net cash used in operations in 2016 is mostly due to the $120,033 decrease in net loss as discussed below.

Net cash provided by investing activities was $21,399 in 2016 compared to net cash used in investing activities of $60,555 in 2015.  The decrease in net cash used in investing activities is a result of a decrease of $38,055 in cash paid for purchases of fixed assets compared to 2015 as well as a release of restricted cash of $21,399 during 2016.

Net cash provided by financing activities was $95,500 in 2016, compared to cash provided by financing activities of $285,000 in 2015.  The decrease in cash provided by financing activities is mainly due to the decrease in proceeds of $200,000 from the issuance of convertible debentures in 2016 compared to 2015, partially offset by an increase in related party notes payable of $5,500.

At December 31, 2016, the Company had a working capital deficit of $1,039,820, as compared to working capital of $333,340 at December 31, 2015.

We continue to accumulate significant losses, have a working capital deficit and negative cash flows. Management expects it will be successful in either raising additional cash through the sale of equity, borrowing money from its major shareholders, or a combination of both. However, there can be no assurance of success, which raises doubt about LKA's ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

During the calendar year ended December 31, 2016, we did not recognize any revenue from the shipment and sale of gold-bearing vein material, compared to $170,549 in 2015.  Sales resulted from our exploration activities at the Golden Wonder mine. As discussed above, during July 2015, LKA entered into the Exploration Agreement & Option" (in this subsection the "Agreement") with Kinross Gold U.S.A., Inc. for the purpose of expanding its Golden Wonder Mine exploration beyond LKA's active workings. As a result of this agreement, LKA shifted its focus from exploratory mining to prepare for another surface and/or underground drilling program.

Exploration expenses decreased from $685,383 in 2015 to $75,434 in 2016, or approximately 89%. Exploration expense decreased due to the cessation of mine operating activities during the third quarter of 2015 as discussed above.

Professional fees decreased by $20,612, or approximately 24%, mainly due to decreased legal and accounting expenses from reduced operations. General and administrative expenses decreased by $9,990, or approximately 8% in 2016. Officer salaries were $150,000 during both 2016 and 2015.

As a result of the above, we incurred an operating loss of $414,793 during the calendar year ended December 31, 2016 as compared to $884,795 in 2015.

Our total other income and expense decreased to $338,734 in expense in 2016, from total other income of $11,235 in the prior year mainly as a result of the recognition of a derivative loss of $303,975, partially offset by $34,759 of interest expense associated with the amortization of debt issuance and discounts.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2016.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
LKA Gold, Inc.
Gig Harbor, Washington

We have audited the consolidated balance sheets of LKA Gold Inc. and its subsidiary, (collectively, the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LKA Gold Inc. and its subsidiary as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that LKA Gold Inc. will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, LKA Gold Inc. has accumulated significant losses, has a working capital deficit and has negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 12. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 17, 2017

LKA GOLD INCORPORATED
Consolidated BalanceSheets

ASSETS
	December 31,
	2016	2015
CURRENT ASSETS

Cash	$-	$150,068
Restricted cash	1,101	22,500
Prepaid expense	625	-
Accounts receivable	-	995

Total Current Assets	1,726	173,563

FIXED ASSETS

Land, equipment, mining claims and asset retirement obligations	849,140	849,140
Accumulated depreciation	(381,621)	(359,175)

Total Fixed Assets, Net of Accumulated Depreciation	467,519	489,965

OTHER NON-CURRENT ASSETS

Reclamation Bonds	100,042	123,597

TOTAL ASSETS	$569,287	$787,125

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated BalanceSheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,
	2016	2015
CURRENT LIABILITIES

Accounts payable	$80,668	$69,042
Accounts payable – related party	40,095	15,309
Note payable – related party	5,500	-
Wastewater discharge liability	75,000	75,000
Derivative liability	659,622	256,278
Note payable	10,000	10,000
Accrued interest payable	7,404	5,517
Accrued wages and advances payable to officer	163,257	75,757

Total Current Liabilities	1,041,546	506,903

NON-CURRENT LIABILITIES

Convertible notes payable – related party, net of debt issue costs and debt discount of $247,710 and $240,465, respectively	2,290	9,535
Convertible note payable, net of debt issue costs and debt discount of $145,949 and $49,051, respectively	4,051	949
Asset retirement obligation	122,950	117,761

Total Liabilities	1,170,837	635,148

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 19,165,152 and 19,165,152 shares issued, 19,121,528 and 19,121,528 shares outstanding, respectively	19,165	19,165
Additional paid-in capital	17,963,315	17,963,315
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(18,497,338)	(17,743,811)

Total Stockholders' Equity (Deficit)	(601,550)	151,977

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$569,287	$787,125

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations

	Year Ended
	December 31,
	2016	2015
REVENUES

Sales - precious metals	$-	$170,549

OPERATING EXPENSES
Exploration and related costs	75,434	685,383
Professional fees	66,303	86,915
General and administrative	123,056	133,046
Officer salaries and bonus	150,000	150,000

Total Operating Expenses	414,793	1,053,344

OPERATING LOSS	(414,793)	(884,795)

OTHER INCOME (EXPENSE)

(Loss) gain on derivative	(303,975)	43,722
Interest expense, net	(34,759)	(32,487)

Total Other Income (Expense)	(338,734)	11,235

NET LOSS	$(753,527)	$(873,560)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	19,121,528	19,121,528

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2014	-	$-	19,165,152	$19,165	43,624	$86,692	$17,963,315	$(16,870,251)	$1,025,537

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	(873,560)	(873,560)

Balance, December 31, 2015	-	-	19,165,152	19,165	43,624	86,692	17,963,315	(17,743,811)	151,977

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	(753,527)	(753,527)

Balance, December 31, 2016	-	$-	19,165,152	$19,165	43,624	$86,692	$17,963,315	$(18,497,338)	$(601,550)

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(753,527)	$(873,560)
Items to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,446	31,470
Accretion of asset retirement obligation	5,189	4,885
Amortization of debt discount and issuance costs	5,226	25,484
Loss (gain) on derivative	303,975	(43,722)
Write-off of accounts receivable	995	-
Extinguishment of reclamation bond obligation	23,555	-
Changes in operating assets and liabilities
Decrease in accounts receivable	-	202,650
Increase in prepaid expenses	(625)	-
Increase (decrease) in accounts payable	13,513	(203,795)
Increase in accounts payable - related party	24,786	8,776
Increase in wastewater discharge liability	-	75,000
Increase (decrease) in accrued expenses	87,500	(310)
Net Cash Used in Operating Activities	(266,967)	(773,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	21,399	(22,500)
Purchase of building	-	(38,055)
Net Cash Provided by (Used in) Investing Activities	21,399	(60,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable – related party	-	250,000
Advance from related party	5,500	-
Issuance of convertible note payable	100,000	50,000
Cash paid for debt issuance costs	(10,000)	(15,000)
Net Cash Provided by Financing Activities	95,500	285,000

NET DECREASE IN CASH	(150,068)	(548,677)
CASH AT BEGINNING OF PERIOD	150,068	698,745
CASH AT END OF PERIOD	$-	$150,068

CASH PAID FOR:
Interest	$26,248	$1,200
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on convertible notes payable	$99,369	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements
NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA Gold, Incorporated, a Delaware corporation and its wholly owned subsidiary (LKA International, Inc.), a Nevada corporation (LKA). LKA was incorporated on March 15, 1988, under the laws of the State of Delaware.

LKA owns certain real and personal property interests including patented and unpatented mining claims, water rights, buildings, fixtures, improvements, equipment, and permits situated in Lake City, Colorado. LKA's activities associated with these properties have been sporadic since they were acquired by its predecessor in December 1982.  LKA exited the development stage in September 2003 as a result of the reacquisition of its interest in an operating mine near Lake City, Colorado and is currently engaged in efforts to re-establish reserves and resume commercial production (See Note 12).

a. Accounting Methods

LKA's financial statements are prepared using the accrual method of accounting.  LKA has elected a calendar year-end.

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

e. Income Taxes

LKA files income tax returns in the U.S. federal jurisdiction, and the state of Colorado.  LKA's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carry forward	$1,704,451	$1,596,014
Accrued expenses	71,010	30,857
Valuation allowance	(1,775,461)	(1,626,871)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Pre-tax book income (loss)	$(256,199)	$(303,547)
Derivative loss	103,352	-
Debt discount expense	1,777	-
Meals and entertainment	717	646
Related party accruals	40,152	1,119
Accretion	1,765	1,661
Valuation allowance	108,436	300,121
Federal Income Tax	$-	$-

LKA had net operating losses of approximately $5,013,090 that expire beginning in 2026.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2013 through 2016 are subject to examination.

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

h. Principles of Consolidation

The consolidated financial statements include those of LKA Gold, Inc., a Delaware corporation and its wholly owned subsidiary LKA International, Inc., a Nevada corporation. All significant intercompany accounts and transactions have been eliminated.

i. Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

j. Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue is generated through the sale of gold-bearing vein material and is recognized upon acceptance of this material by the smelter, or other ore processors. During the years ended December 31, 2016 and 2015, LKA recognized $0 and $170,549 from the delivery of gold-bearing material from the Golden Wonder mine, respectively. During 2015, 100% of revenue recognized was from one source, Klondex Mines, Ltd. in Reno, Nevada

k. Stock-Based Compensation

LKA records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 "Stock Compensation" and are measured and recognized based on the fair value of the equity instruments issued.  All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515 "Equity-Based Payments to Non-Employees", based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

l. Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements" (ASC 820) and ASC 825, "Financial Instruments" (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
December 31, 2016:
Liabilities:
Derivative financial instruments	$-	$-	$659,622	$659,622

December 31, 2015
Liabilities:
Derivative financial instruments	$-	$-	$256,278	$256,278

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

m. New Accounting Pronouncements

LKA has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

n. Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform to the current year presentation, with no effect on previously reported net income or stockholder's equity.

o. Long Lived Assets
Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, "Property, Plant and Equipment."  The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2016 or 2015.

p. Debt Issuance Costs

The Company accounts for debt issuance costs in accordance with the provisions of ASU 2016-03, presenting debt issuance costs related to a recognized debt liability in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability.

q. Accounting for Derivative Instruments

LKA accounts for derivative instruments in accordance with ASC Topic 815, "Derivatives and Hedging" (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheets.

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

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Land improvements	Estimated life of mine
Building	15 years
Mining equipment	3 – 5 years
Vehicles	5 years

Fixed assets and accumulated depreciation are as follows:
	December 31,
	2016	2015
Fixed assets:
Land	$376,442	$376,442
Mining claims	12,137	12,137
Land improvements	128,580	128,580
Automobile	66,923	66,923
Mining equipment	124,976	124,976
Buildings	42,055	42,055
Unamortized asset retirement obligation (Note 3)	98,027	98,027
Less: Accumulated depreciation	(381,621)	(359,175)
Total fixed assets	$467,519	$489,965

Depreciation expense for the years ended December 31, 2016 and 2015 was $22,446 and $31,470, respectively.

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

ASC 410, "Asset Retirement and Environmental Obligations", addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  LKA's asset retirement obligations (AROs) consist of estimated costs related to the reclamation of the Golden Wonder and Ute Ulay mines in correspondence with federal and state reclamation laws as defined by each applicable mine permit.  The obligation and corresponding asset have been recognized in the period in which the liability was incurred.

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

The Company calculated its estimated ARO for additional final reclamation and mine closure costs based upon anticipated amounts and timing of future cash expenditures for a third party to perform the required work.  Spending estimates were escalated for inflation at 2.29% per annum and discounted at a credit-adjusted risk-free rate of 7.54%
per annum. The Company recorded an ARO asset associated with the liability and will amortize the asset over its expected life of seven years using the straight-line depreciation method.  The ARO liability addition was fully accreted based on the initial projected reclamation completion date of September 30, 2016.  Changes in estimates could occur due to mine plan revisions, changes in estimated costs and changes in the timing of the performance of anticipated reclamation activities.

As of December 31, 2016 and 2015, LKA holds reclamation bonds totaling $100,042 and $123,597 in the name of the State of Colorado (the State) for the Golden Wonder mine, respectively.  During 2015, LKA received notice of a reduction in the value of the bond, writing it down $23,555 during 2015. This amount is being held by the State until the mines are closed and reclamation activities begin.

Accretion expense on asset retirement obligations for the years ended December 31, 2016 and 2015 was $5,189 and $4,885, respectively.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, equipment, services and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. At December 31, 2016 and 2015, LKA owes Abraham & Co $31,500 and $15,000 on this obligation, respectively.

Accounts and Wages Payable

At December 31, 2016 and 2015, LKA owes $8,595 and $309, respectively, for purchases made on the personal credit card of LKA's president, Kye Abraham.  Additionally, LKA owed Kye Abraham $163,257 and $75,757 in unpaid salary at December 31, 2016 and 2015, respectively.

Notes Payable

During December 2016, LKA's president, Kye Abraham, loaned LKA $5,500 in cash. The short-term loan does not accrue interest, is unsecured and is due upon demand

Convertible Notes Payable

During September 2015, LKA issued two 7.5% Convertible Debentures (Debentures) for a total of $250,000 in cash to beneficial owners of more than 10% of the voting interests in LKA common stock.  The Debentures accrue interest at 7.5% per annum, are unsecured, due in three years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA was required to maintain a reserve of proceeds equal to the first two semi-annual payments, which were paid during 2016.  As such, LKA designated $18,750 as restricted cash at December 31, 2015.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion options embedded in these instruments are classified as liabilities in accordance with ASC 815 and LKA recognized a debt discount of $250,000 (see Note 6).  LKA also incurred $12,500 in debt issuance costs on the Debenture issuances. The debt issuance costs are being amortized over the three-year term of the Debentures.

During the years ended December 31, 2016 and 2015, LKA recognized $3,484 and $9,535 of interest expense from the amortization of debt discount and issuance costs, respectively.

LKA's convertible notes payable consist of the following at December 31, 2016:

7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due September 29, 2018	$125,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due September 29, 2018	125,000
Total	$250,000

Maturities under the Debentures are as follows at December 31, 2016:

2016	$-
2017	-
2018	250,000
2019	-
2020	-
Thereafter	-
Total	$250,000

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements
Restricted Cash Guarantee

During November 2016, LKA entered into an agreement with Caldera Partners Limited Partnership (Caldera), an entity controlled by LKA's President and Chairman of the Board, Kye Abraham, to backstop guarantee the payment of accrued interest amounts due on the below mentioned convertible notes (debentures) payable. At December 31, 2016, LKA had a requirement to reserve $3,750 as restricted cash to pay the second semi-annual interest payments, but only had $1,101 in cash. As such, at December 31, 2016, Caldera has guaranteed the remaining $2,649 due.

Caldera Funding Agreement

During November 2016, LKA entered into special financing agreement with Caldera to provide LKA up to $50,000 in funding to cover certain "must pay" obligations on a when-and-as-needed basis, before the end of March 2017. At which point, LKA has agreed to convert any amounts due into a convertible debenture which would accrue interest at 7.5% per annum, unsecured, due in three years from the date of issuance, and convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

During October 2015, LKA issued a convertible debenture for $50,000 in cash.  The convertible debenture accrues interest at 7.5% per annum, is unsecured, due in three years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments, which were paid in 2016.

During April 2016, LKA issued two $50,000 convertible debentures for $100,000 in cash.  The convertible debentures accrue interest at 7.5% per annum, are unsecured, due in three years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments, the first of which were paid in 2016.  As such, LKA has designated $3,750 as restricted cash at December 31, 2016.

For all the above noted convertible debentures, if any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion options embedded in these instruments are classified as a liability in accordance with ASC 815 and LKA recognized debt discounts of $149,369 (see Note 6).

LKA incurred $10,000 in debt issuance costs on the convertible debenture issuances.

During the years ended December 31, 2016 and 2015, LKA recognized $1,742 and $5,870 of interest expense from the amortization of the debt discount and issuance costs, respectively.

LKA's convertible notes payable consist of the following at December 31, 2016:

7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due October 20,2018	$50,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due April 5, 2019	50,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due April 22,2019	50,000
Total	$150,000

Maturities under the Debentures are as follows at December 31, 2016:

2016	$-
2017	-
2018	50,000
2019	100,000
2020	-
Thereafter	-
Total	$150,000

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

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

The fair value of the conversion options issued during the years ended December 31, 2016 and 2015 was determined to be $133,150 and $358,006, respectively, as of the issuance date using a Black-Scholes option-pricing model.   Upon the date of issuance of the Convertible Notes during the years ended December 31, 2016 and 2015, $99,369 and $300,000, respectively, was recorded as debt discount and $33,781 and $58,006, respectively, was recorded as day one loss on derivative liability.  During the year ended December 31, 2016, LKA recognized a loss of $270,194 on mark-to-market of the conversion options. During the year ended December 31, 2015, LKA recognized a gain of $101,728 on mark-to-market of the conversion options.

 The following table summarizes the derivative liabilities included in the consolidated balance sheets at December 31, 2016 and 2015:

Balance, December 31, 2014	$-
Day one loss due to convertible debt	58,006
Debt discount	300,000
Gains on change in fair value	(101,728)
Balance, December 31, 2015	$256,278
Day one loss due to convertible debt	33,781
Debt discount	99,369
Losses on change in fair value	270,194
Balance, December 31, 2016	$659,622

The following table summarizes the gain (loss) on derivative liabilities included in the income statement for the years ended December 31, 2016 and 2015:
	December 31,
	2016	2015
Day one loss due to convertible debt	$(33,781)	$(58,006)
(Loss) Gain on change in fair value	(270,194)	101,728
(Loss) Gain on derivative liabilities	$(303,975)	$43,722

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the year ended December 31, 2016 include (1) risk-free interest rates of between 0.93 and1.28%, (2) lives of between 1.77 and 3.04 years, (3) expected volatility of between 214% to 356%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

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

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

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

In exchange for providing Mine Operator Services, Coal Creek was entitled to a payment equal to twenty percent of the project's net profits, or Net Smelter Receipts less deductions for Mine Operator Services, Royalties and Project-related Expenses, provided that Coal Creek had performed its service obligations and is current with its financial obligations and all other terms of its agreement with LKA.  During and as of the years ended December 31, 2016 and 2015, LKA paid Coal Creek $11,084 and $431,822 for Mine Operator Services and accrued an additional $0 and $9,770 in remaining reimbursable expense related to gold shipments, respectively.

NOTE 8 -  MINE EXPLORATION AND OPTION AGREEMENT

On July 9, 2015, LKA entered into an Exploration Agreement & Option (Agreement) with Kinross Gold U.S.A., Inc. for the purpose of expanding its Golden Wonder Mine exploration beyond LKA's active workings. The Agreement, amongst its other provisions, grants Kinross a five-year exclusive right to explore, and if successful, develop any mineral resource(s) containing 50,000 or more ounces of gold on LKA's properties above and adjacent to the Golden Wonder Mine. If such a resource, or multiple resources, is discovered, LKA will have the option to enter into a joint venture with Kinross for the purpose of developing such resource(s) by reimbursing 40.25% of Kinross' exploration expenses in return for a 35% interest in the joint venture. If a joint venture is formed, LKA's contribution will also include all of LKA's Golden Wonder properties.

During the five-year exploration period, Kinross will, but is not obligated to, conduct exploration, at its own expense, while LKA will retain the exclusive right to continue exploration and development of any resources within a "Carve-Out Area" which is LKA's current area of operation.

NOTE 9 -  NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION LIABILITY

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental cleanup ("remediation") activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency's (the "EPA") regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA's status as a "de minimis" participant and the fact that remediation activities are focused on property located largely outside of LKA's permitted operating area, LKA management expects this project will have a negligible impact on the LKA's financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of the year ended December 31, 2016. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

We are involved from time to time in routine legal matters incidental to our business, including disputes with sub-contractors and requests from regulatory agencies. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations. Except as discussed above, LKA is not the subject of any pending legal proceedings and, to the knowledge of management; no proceedings are presently contemplated against LKA by any federal, state or local governmental agency.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

NOTE 10 -  WASTEWATER DISCHARGE LIABILITY

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2016, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Additional work is going to be required to modify and upgrade the mine's water treatment process in 2017 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above.  It is currently expected that discussions with the CDPHE will be concluded within the first half of 2017 and that any financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. If LKA is unsuccessful is achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit. As a result, LKA has accrued a liability of $75,000 as of December 31, 2016 and 2015 as there is no better estimate of the amount of loss within this range.

NOTE 11 - COMMON STOCK OPTIONS AND WARRANTS

Common Stock Options

During 2013, LKA granted 2,000,000 performance restricted common stock options, whereby, its Chief Executive Officer has the ability to earn the options upon the issuance of a notice of final determination of the above referenced remediation liability with the EPA that results in no, or a de minimums, assessment.  LKA believes the probability of vesting is remote and none of the common stock options have been earned nor has any expense been recorded as of December 31, 2016.

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

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

The Viens and Perttu warrants vested over three-year periods through 2016 and were all allowed to expire unexercised.

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2016 and 2015:
	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2014	225,000	$2.13	1.08
Granted	-	-	-
Exercised	-	-	-
Expired	(150,000)	(2.40)	-
Balance, December 31, 2015	75,000	1.60	0.67
Granted	-	-	-
Exercised	-	-	-
Expired	(75,000)	(1.60)	-
Balance, December 31, 2016	-	$-	-

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

In order to support continued operation of the mine, LKA completed a $400,000 capital funding raise from September 2015 through April 2016 (see Notes 4 and 5).  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

NOTE 13 – SUBSEQUENT EVENTS

During March 2017, LKA issued 56,818 shares of common stock to Abraham & Co., Inc. for payment of $25,500 in amounts payable from LKA.

During March 2017, LKA's President and Chairman of the Board, Kye Abraham, agreed to convert $150,000 in accrued salary into a convertible debenture. The convertible debenture accrues interest at 7.5% per annum, is unsecured, due in three years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments.

During March 2017, LKA issued a convertible debenture for $50,000 in cash to a related party company.  The convertible debenture accrues interest at 7.5% per annum, is unsecured, due in four years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.

During March 2017, LKA issued a convertible debenture for $150,000 in cash to a related party company.  The convertible debenture accrues interest at 7.5% per annum, is unsecured, due in four years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.

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

Management's Annual Report on Internal Control Over Financial Reporting

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

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based on this evaluation, our management concluded that as of December 31, 2016, our internal controls over financial reporting were not effective.

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

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2016 fiscal year, there were no changes in our internal control over financial reporting.

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

Background and Business Experience
Kye Abraham, President, Chairman of the Board Mr. Abraham is 58 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered FINRA broker/dealer and Registered Investment Adviser. Mr. Abraham is also the Managing Partner of Caldera Limited Partnership.  Mr. Abraham directs all mining and business matters for LKA.
Nanette Abraham, Secretary/Treasurer and Director. Mrs. Abraham, age 59, and, until recently was employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991.  She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December 2002.

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

Involvement in Other Public Companies Registered Under the Exchange Act

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2016, there were no late filings, no failures to make filings and no unreported transactions.

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the calendar year ended December 31, 2016, there were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/16 12/31/15 12/31/14	$138,000 $138,000 $138,000	0 0 0	0 0 0	0 0 0	$138,000 $138,000 $138,000
Nannette Abraham Sec./Treas Director	12/31/16 12/31/15 12/31/14	$12,000 $12,000 $12,000	0 0 0	0 0 0	0 0 0	$12,000 $12,000 $12,000

Beginning in October 2006, Kye Abraham began receiving a salary of $11,500 per month and Nannette Abraham began receiving a salary of $1,000 per month for their services to LKA. Prior to that, Kye Abraham's salary was $10,000 per month. We do not have any employment agreements with Mr. Abraham or with any other party.

Outstanding Equity Awards at Fiscal Year End

None

Compensation of Directors

Our directors are not compensated for their service on the board of directors.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company's common stock as of March 27, 2017:

Ownership of Principal Shareholders

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	2,948,627(1)	15.4%(3)
Common Stock	Koski Family Limited Partnership	8,700,000(2)	45.4%(3)

(1) Consists of 25,281 shares that are held directly by Mr. And Ms. Abraham; 2,467,021 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; 272,964 shares that are owned by Cognitive Assoc. LP of which Mr. Abraham is the Managing Partner, 32,033 shares that are owned by Cognitive Intelligence LP of which Mr. Abraham is the Managing Partner, and 151,328 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.

(2) Of this total, 5,690,000 shares are held directly by the Koski Family Limited Partnership.  The remaining 3,010,000 shares are held by associated Koski family members and entities.

(3) Based on a total of 19,165,152 shares outstanding.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2016:

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, during the past fiscal year, the Company has not entered into any transaction with a related person, and there is no currently proposed transaction with a related person, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years.

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, administrative services, and expenses.  The affiliated Company, (Abraham & Co., Inc. a Financial Industry Regulatory Authority member and Registered Investment Adviser) also executes LKA's securities transactions and manages its investment portfolio. At December 31, 2016 and 2015, LKA owes Abraham & Co $31,500 and $15,000 respectively for office rent and administrative services.  During March 2017, LKA issued 56,818 shares of common stock to Abraham & Co., Inc. for payment of $25,500 in amounts payable from LKA for office rent and services.

During December 2016, LKA's president, Kye Abraham, loaned LKA $5,500 in cash. The short-term loan does not accrue interest, is unsecured and is due upon demand

At December 31, 2016 and 2015, LKA owes $8,595 and $309, respectively, for purchases made on the personal credit card of LKA's president, Kye Abraham.  Additionally, LKA owed Kye Abraham $163,257 and $75,757 in unpaid salary at December 31, 2016 and 2015, respectively.

During September 2016, LKA issued two 7.5% Convertible Debentures (Debentures) for a total of $250,000 in cash.  The Debentures accrue interest at 7.5% per annum, are unsecured, due in three years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share.  Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments.

Parents of the Smaller Reporting Company

LKA has no parent company.

Director Independence

We do not have any independent directors serving on our Board of Directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2016, and 2015

Fee Category	2016	2015
Audit Fees	$27,000	$23,500
Audit-related Fees	$-	$1,250
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$27,000	$24,750

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

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

LKA GOLD INCORPORATED

Date:	April 17, 2017	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA GOLD INCORPORATED

Date:	April 17, 2017	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board, Director and CEO

Date:	April 17, 2017	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer, Director, CFO and Chief Accounting Officer