Form 10-K/A
period 2016-12-31
LKA GOLD Inc /DE/
filed 2017-05-19
CIK 831355

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

DOCUMENTS INCORPORATED BY REFERENCE

None

[This Amendment No. 1 is to the Form 10-K of the Registrant for the fiscal year ended December 31, 2016, originally filed on April 17, 2017.  It is being filed solely to attach the XBRL files which were not included with the original filing.  The original filing should be reviewed for all purposes related to the Registrant's 10-K except for the attached XBRL files which can now be reviewed at this location.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LKA GOLD INCORPORATED

Date:	May 19, 2017	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA GOLD INCORPORATED

Date:	May 19, 2017	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 19, 2017	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director