Form 10-Q
period 2017-03-31
LKA GOLD Inc /DE/
filed 2017-05-22
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  May 19, 2017  – 19,221,970 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS

	March 31, 2017	December 31, 2016
CURRENT ASSETS
Cash	$148,533	$-
Restricted cash	30,000	1,101
Prepaid expenses	8,333	625
Total Current Assets	186,866	1,726
FIXED ASSETS
Land, equipment, mining claims and asset retirement liabilities	849,140	849,140
Accumulated deprecation	(383,779)	(381,621)
Total Fixed Assets, Net of Accumulated Depreciation	465,361	467,519
OTHER NON-CURRENT ASSETS
Reclamation bonds	100,042	100,042

TOTAL ASSETS	$752,269	$569,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31, 2017	December 31, 2016
CURRENT LIABILITIES
Accounts payable	$92,934	$80,668
Accounts payable – related party	21,606	40,095
Note Payable – related party	6,600	5,500
Wastewater discharge liability	150,000	75,000
Derivative liability	1,250,276	659,622
Note payable	10,000	10,000
Accrued interest payable	15,726	7,404
Accrued wages and advances payable to officer	50,757	163,257
Total Current Liabilities	1,597,899	1,041,546
LONG-TERM LIABILITIES
Convertible notes payable – related party, net of $594,029 and $247,710 in debt issuance costs and debt discount, respectively	5,971	2,290
Convertible note payable, net of $144,968 and $145,949 in debt issuance costs and debt discount, respectively	5,032	4,051
Asset retirement obligation	122,950	122,950
Total Liabilities	1,731,852	1,170,837
STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively		-
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,221,970 and 19,165,152 shares issued and 19,178,346 and 19,121,528 shares outstanding, respectively	19,222	19,165
Additional paid-in capital	17,999,621	17,963,315
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(18,911,734)	(18,497,338)
Total Stockholders' Deficit	(979,583)	(601,550)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$752,269	$569,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES
Exploration and related costs	76,157	25,826
General and administrative	33,506	29,691
Officer salaries	37,500	37,500
Professional and consulting	25,173	23,978
Total Operating Expenses	172,336	116,995

OPERATING LOSS	(172,336)	(116,995)

OTHER INCOME (EXPENSES)
Other income	12,205	-
Derivative loss	(240,654)	(55,806)
Interest expense, net	(13,611)	(7,620)
Total Other Income (Expenses)	(242,060)	(63,426)

NET LOSS	$(414,396)	$(180,421)
BASIC NET LOSS PER SHARE	$(0.02)	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,194,824	19,121,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(414,396)	$(180,421)
Items to reconcile net loss to net cash used by operating activities:
Accretion of asset retirement obligation	-	1,297
Depreciation and amortization	2,158	6,763
Amortization of debt issuance costs	1,232	1,163
Amortization of debt discount	3,430	261
Loss on derivative	240,654	55,806
Common stock issued for expenses	10,863	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other assets	(7,708)	17,305
Increase in wastewater discharge liabilities	75,000	-
Increase (decrease) in accounts payable and accrued expenses	20,588	(12,619)
Increase in accounts payable – related party	7,011	12,372
Increase in accrued wages	37,500	12,500
Net Cash Used in Operating Activities	(23,668)	(85,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(28,899)	11,250
Net Cash Provided by (Used in) Investing Activities	(28,899)	11,250

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	200,000	-
Proceeds from notes payable, related party	1,100	-
Net Cash Provided by Financing Activities	201,100	-

INCREASE (DECREASE) IN CASH	148,533	(74,323)

CASH AT BEGINNING OF PERIOD	-	150,068

CASH AT END OF PERIOD	$148,533	$75,745

CASH PAID FOR:
Interest	$300	$11,549
Income taxes	$-	$-

NON-CASH TRANSACTIONS
Discount on convertible notes payable	350,000	-
Convertible debt issued for accrued wages	150,000	-
Common stock issued for debt and expense	25,500	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
March 31, 2017

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated ("LKA" or the "Company") is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA's most recent audited financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -       RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses. The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. During the three months ended March 31, 2017, Abraham & Co., Inc. agreed to exchange $25,500 in outstanding accounts payable for 56,818 shares of LKA common stock valued at the market price on the grant date and recognized $25,500 in accounts payable extinguishment and $10,863 in expense related to market discount. LKA owed Abraham & Co. $10,500 and $31,500 as of March 31, 2017 and December 31, 2016, respectively.

Related Party Debt – Notes, Accounts and Wages Payable

At March 31, 2017 and December 31, 2016, LKA owes $6,600 and $5,500, respectively, for short-term operating capital notes payable to LKA's President, Kye Abraham.

At March 31, 2017 and December 31, 2016, LKA owes $11,106 and $8,595, respectively, for purchases made on the personal credit card of LKA's President, Kye Abraham.

During the three months ended March 31, 2017, Kye Abraham agreed to convert $150,000 in accrued unpaid salary into a convertible debenture. At March 31, 2017 and December 31, 2016, LKA owed Kye Abraham $50,757 and $163,257 in unpaid salary, respectively.

Convertible Debentures

On September 29, 2015, LKA issued two convertible debentures (Convertible Debentures), each in the amount of $125,000, or a total of $250,000 to members of the Koski family, the Company's largest shareholders. Principal on the Convertible Debentures is due September 29, 2018. Interest accrues at 7.5% per annum and interest is due on a semi-annual basis. The Convertible Debentures are convertible at any time into shares of LKA common stock at $0.50 per share.

On March 15, 2017, LKA issued a convertible debenture in the amount of $150,000 to members of the Koski family, the Company's largest shareholders. Principal on the Convertible Debenture is due March 15, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders. As such, LKA has designated $11,250 as restricted cash at March 31, 2017.

On March 17, 2017, LKA issued a convertible debenture in the amount of $150,000 to its President and Chairman, Kye Abraham in exchange for $150,000 in accrued and unpaid wages. Principal on the Convertible Debenture is due March 17, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders. As such, LKA has designated $11,250 as restricted cash at March 31, 2017.

On March 31, 2017, LKA issued a convertible debenture in the amount of $50,000 to an entity controlled by by LKA's President and Chairman, Kye Abraham. Principal on the Convertible Debenture is due March 31, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders. As such, LKA has designated $3,750 as restricted cash at March 31, 2017.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with Accounting Series Codification Topic 815, "Derivatives and Hedging" (ASC 815) on the date of issuance and during the three months ended March 31, 2017, LKA recognized debt discounts totaling $350,000. During the three months ended March 31, 2017 and 2016, LKA recognized $2,654 and $261 of interest expense from the amortization of the debt discounts, respectively.

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuances in September 2015. The debt issuance costs are being amortized over the three year term of the convertible debenture. During the three months ended March 31, 2017 and 2016, LKA recognized $1,026 and $970 of interest expense from the amortization of debt issuance costs, respectively.

NOTE 3 -       CONVERTIBLE DEBENTURES

During October 2015, LKA issued a 7.5% Convertible Debenture for $50,000 in cash. The Convertible Debenture accrues interest at 7.5% per annum due in semi-annual payments, is unsecured, due in three years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share.

During April 2016, LKA issued two $50,000 Convertible Debentures for $100,000 in cash.  The Convertible Debentures accrue interest at 7.5% per annum due in semi-annual payments, are unsecured, due in three years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments, the first of which were paid in 2016.  As such, LKA has designated $3,750 as restricted cash at March 31, 2017.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC 815 and LKA recognized a debt discount of $149,369 on all the above mentioned Convertible Debentures. During the three months ended March 31, 2017 and 2016, LKA recognized $776 and $43 of interest expense from the amortization of the debt discount.

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three year term of the convertible debenture. During the three months ended March 31, 2017 and 2016, LKA recognized $206 and $164 of interest expense from the amortization of debt issuance costs.

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

The fair value of the conversion options for Convertible Debentures issued during the three months ended March 31, 2017 was determined to be $512,046 as of the issuance date using a Black-Scholes option-pricing model.   Upon the date of issuance of the Convertible Notes, $350,000 was recorded as debt discount and $162,046 was recorded as day one loss on derivative liability.  During the three months ended March 31, 2017, $78,608 of loss was recorded on mark-to-market of the conversion options, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheets at March 31, 2017 and December 31, 2016:

Balance, December 31, 2016	$659,622
Day one loss due to convertible debt	162,046
Debt discount	350,000
Loss on change in fair value	78,608
Balance, March 31, 2017	$1,250,276

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the three months ended March 31, 2017 include (1) risk-free interest rates of 1.93%, (2) lives of between 1.52 and 4.06 years, (3) expected volatility between 218% - 264%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 -      NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up ("remediation") activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon  discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency's (the "EPA") regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA's status as a "de minimis" participant and the fact that remediation activities are focused on property located largely outside of LKA's permitted operating area, LKA management expects this project will have a negligible impact on the LKA's financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of March 31, 2017. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

NOTE 6 -       WASTEWATER DISCHARGE LIABILITY

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2016, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Additional work is going to be required to modify and upgrade the mine's water treatment process in 2017 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above.  It is currently expected that discussions with the CDPHE will be concluded within the first half of 2017 and that any financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. If LKA is unsuccessful is achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit. As a result, LKA has accrued a liability of $150,000 and $75,000 as of March 31, 2017 and December 31, 2016, respectively, as there is no better estimate of the amount of loss within this range. During the three months ended March 31, 2017, due to an increase in estimated costs to meet proposed corrective actions, LKA increase the accrual by $75,000.

NOTE 7 -       MINE EXPLORATION AND OPTION AGREEMENT

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

NOTE 8 -       GOING CONCERN

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

In order to support continued operation of the mine, LKA completed a $200,000 capital funding raise in March 2017 (see Note 2).  If LKA is not successful in the resumption of mine operations which produce positive cash flows from operations, LKA may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

Results of Operations

For The Three Months Ended March 31, 2017 Compared to The Three Months Ended March 31, 2016

LKA had no revenues during the three months ended March 31, 2017 and 2016.

Exploration expenses increased $50,331, or approximately 195%, from $25,826 in the three months ended March 31, 2016, to $76,157 in the three months ended March 31, 2017. Exploration expenses increased mainly due to the accrual of an additional $75,000 in estimated wastewater permit liabilities, partially offset by a decrease of $24,669 in other exploration expenses due to the cessation of mine operating activities during the third quarter of 2015 and the related winding down of activities into the first quarter of 2016.

Professional fees remained fairly steady, increasing by $1,195 during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, or approximately 5%.

General and administrative expenses remained fairly steady, increased by $3,815, or approximately 13% in the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

We incurred an operating loss of $172,336 during the three months ended March 31, 2017, as compared to an operating loss of $116,995 in the three months ended March 31, 2016. The $55,341, or approximately 47% increase, is mainly due to the increase in exploration activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

We incurred total other expenses of $242,060 during the three months ended March 31, 2017, as compared to $63,426 in the three months ended March 31, 2016. The $178,634, or approximately 282% increase is mainly due to the recognition of $240,654 in loss on derivatives compared to a $55,806 derivative loss for the comparable period. LKA also recognized $12, 205 in gains from the sale of mining claims during the three months ended March 31, 2017. We had no such gains in the comparable 2016 period. Interest expense increased to $13,611 during the three months ended March 31, 2017, as compared to $7,620 in the three months ended March 31, 2016.  The increase is mainly due to the issuance of three convertible debentures totaling $350,000 bearing interest at 7.5% per annum during the three months ended March 31, 2017.

Net loss totaled $414,396, or $0.02 per share, in the three months ended March 31, 2017, compared to a net loss of $180,421, or $0.01 per share in the three months ended March 31, 2016.

Liquidity

Current assets at March 31, 2017 totaled $186,866.  As of that date, we had $148,533 in cash, $30,000 in restricted cash and $8,333 in prepaid expenses, as compared to $1,101 in restricted cash and $625 in prepaid expenses at December 31, 2016.

During the three months ended March 31, 2017, our operating activities used net cash of $23,668, compared to $85,573 in the comparable 2016 period.  During the three months ended March 31, 2017, investing activities used cash of $28,899, compared to providing cash of $11,250 during the period ended March 31, 2016.  Financing activities provided cash of 201,100 from the issuance of related party debt, there were no cash flows from financing activities during the three months ended March 31, 2016.

At March 31, 2017, the Company had a working capital deficit of $1,411,033, as compared to $1,039,820 at December 31, 2016.

Focus Shift

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2017, LKA issued a convertible debenture in the amount of $150,000 to members of the Koski family, the Company's largest shareholders. Principal on the Convertible Debenture is due March 15, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders.

On March 17, 2017, LKA issued a convertible debenture in the amount of $150,000 to its President and Chairman, Kye Abraham in exchange for $150,000 in accrued and unpaid wages. Principal on the Convertible Debenture is due March 17, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders.

On March 31, 2017, LKA issued a convertible debenture in the amount of $50,000 to an entity controlled by LKA's President and Chairman, Kye Abraham. Principal on the Convertible Debenture is due March 31, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders.

On February 16, 2017, Abraham & Co., Inc. an affiliated company controlled by our President and Chairman, Kye Abraham, agreed to exchange $25,500 in outstanding accounts payable for 56,818 shares of LKA common stock.

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the three months ended March 31, 2017, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors.

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

LKA GOLD INCORPORATED

Date:	May 22, 2017	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 22, 2017	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director