Form 10-Q/A
period 2017-03-31
LKA GOLD Inc /DE/
filed 2017-08-18
CIK 831355

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

[This Amendment No. 1 is to the Form 10-Q of the Registrant for the fiscal quarter ended March 31, 2017, originally filed on May 22, 2017.  This amendment is being filed solely to attach the XBRL files which were not included with the original filing.  The original filing should be reviewed for all purposes related to the Registrant's 10-Q except for the attached XBRL files which can now be reviewed at this location.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LKA GOLD INCORPORATED

Date:	August 18, 2017	By:	/s/Kye Abraham
Kye Abraham, Chief Executive Officer

Date:	August 18, 2017	By:	/s/Nanette Abraham
Nanette Abraham, Chief Financial Officer

2