Form 10-Q
period 2017-06-30
LKA GOLD Inc /DE/
filed 2017-08-18
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  August 18, 2017  – 19,261,717 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30, 2017	December 31, 2016
CURRENT ASSETS
Cash	$71,141	$-
Restricted cash	30,000	1,101
Prepaid expenses	5,833	625
Total Current Assets	106,974	1,726
FIXED ASSETS
Land, equipment, mining claims and asset retirement liabilities	849,140	849,140
Accumulated deprecation	(385,937)	(381,621)
Total Fixed Assets, Net of Accumulated Depreciation	463,203	467,519
OTHER NON-CURRENT ASSETS
Reclamation bonds	100,042	100,042

TOTAL ASSETS	$670,219	$569,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES	June 30, 2017	December 31, 2016
Accounts payable	$103,625	$80,668
Accounts payable – related party	17,639	40,095
Note Payable – related party	-	5,500
Wastewater discharge liability	137,265	75,000
Derivative liability	1,374,310	659,622
Note payable	10,000	10,000
Accrued interest payable	15,419	7,404
Accrued wages and advances payable to officer	63,257	163,257
Total Current Liabilities	1,721,515	1,041,546
LONG-TERM LIABILITIES
Convertible notes payable – related party, net of $563,891 and $247,710 in debt issuance costs and debt discount, respectively	36,109	2,290
Convertible note payable, net of $189,762 and $145,949 in debt issuance costs and debt discount, respectively	10,238	4,051
Asset retirement obligation	122,950	122,950
Total Liabilities	1,890,812	1,170,837
STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,240,883 and 19,165,152 shares issued and 19,197,259 and 19,121,528 shares outstanding, respectively	19,241	19,165
Additional paid-in capital	18,010,384	17,963,315
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(19,163,526)	(18,497,338)
Total Stockholders' Deficit	(1,220,593)	(601,550)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$670,219	$569,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

OPERATING EXPENSES
Exploration costs	15,076	11,143	91,233	36,969
General and administrative	45,804	39,688	79,310	69,379
Officer salaries	37,500	37,500	75,000	75,000
Professional and consulting	28,839	10,090	54,012	34,068
Total Operating Expenses	127,219	98,421	299,555	215,416

OPERATING LOSS	(127,219)	(98,421)	(299,555)	(215,416)

OTHER INCOME (EXPENSES)
Loss on derivatives	(74,034)	(112,297)	(314,688)	(168,103)
Other income	-	-	12,205	-
Interest expense, net	(50,539)	(22,105)	(64,150)	(29,725)
Total Other Income (Expenses)	(124,573)	(134,402)	(366,633)	(197,828)

NET LOSS	$(251,792)	$(232,823)	$(666,188)	$(413,244)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,236,343	19,121,528	19,153,314	19,121,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(666,188)	$(413,244)
Items to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligation	-	2,594
Depreciation and amortization	4,316	13,525
Amortization of debt issuance costs	2,478	12,490
Amortization of debt discount	37,528	3,528
Loss on derivative	314,688	168,103
Common stock issued for expenses	21,645	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other assets	(5,208)	19,180
Increase (decrease) in accounts payable and accrued expenses	93,237	(11,559)
Increase in accounts payable – related party	3,044	8,691
Increase in accrued wages	50,000	25,000
Net Cash Used in Operating Activities	(144,460)	(171,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(28,899)	3,750
Net Cash (Used in) Provided by Investing Activities	(28,899)	3,750

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	50,000	100,000
Proceeds from convertible debt, related party	200,000	-
Proceeds from notes payable, related party	1,100	-
Payments on notes payable, related party	(6,600)	-
Cash paid for debt issuance costs	-	(10,000)
Net Cash Provided by Financing Activities	244,500	90,000

INCREASE (DECREASE) IN CASH	71,141	(77,942)

CASH AT BEGINNING OF PERIOD	-	150,068

CASH AT END OF PERIOD	$71,141	$72,126

CASH PAID FOR:
Interest	$15,599	$11,946
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on convertible notes payable	$400,000	$99,369
Convertible debt issued for accrued wages	$150,000	$-
Common stock issued for debt and expenses	$25,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
June 30, 2017

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated ("LKA" or the "Company") is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA's most recent audited financial statements. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -       RELATED PARTY TRANSACTIONS

Related Party Debt – Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses. The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. During the six months ended June 30, 2017, Abraham & Co., Inc. agreed to exchange $25,500 in outstanding accounts payable for 56,818 shares of LKA common stock valued at the market price on the grant date and recognized $25,500 in accounts payable extinguishment and $10,863 in expense related to market discount. LKA owed Abraham & Co. $15,000 and $31,500 as of June 30, 2017 and December 31, 2016, respectively.

Related Party Debt – Notes, Accounts and Wages Payable

At June 30, 2017 and December 31, 2016, LKA owes $0 and $5,500, respectively, for short-term operating capital notes payable to LKA's President, Kye Abraham.  During the six months ended June 30, 2017, LKA borrowed an additional $1,100 and repaid the entire $6,600.

At June 30, 2017 and December 31, 2016, LKA owes $2,639 and $8,595, respectively, for purchases made on the personal credit card of LKA's President, Kye Abraham.

During the six months ended June 30, 2017, LKA's President, Kye Abraham agreed to convert $150,000 in accrued unpaid salary into a convertible debenture. At June 30, 2017 and December 31, 2016, LKA owed Kye Abraham $63,257 and $163,257 in unpaid salary, respectively.

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

On March 15, 2017, LKA issued a convertible debenture in the amount of $150,000 to members of the Koski family, the Company's largest shareholders. Principal on the Convertible Debenture is due March 15, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders. As such, LKA has designated $11,250 as restricted cash at June 30, 2017.

On March 17, 2017, LKA issued a convertible debenture in the amount of $150,000 to its President and Chairman, Kye Abraham in exchange for $150,000 in accrued and unpaid wages. Principal on the Convertible Debenture is due March 17, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders. As such, LKA has designated $11,250 as restricted cash at June 30, 2017.

On March 31, 2017, LKA issued a convertible debenture in the amount of $50,000 to an entity controlled by LKA's President and Chairman, Kye Abraham. Principal on the Convertible Debenture is due June 30, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders. As such, LKA has designated $3,750 as restricted cash at June 30, 2017.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with Accounting Series Codification Topic 815, "Derivatives and Hedging" (ASC 815) on the date of issuance and during the six months ended June 30, 2017, LKA recognized debt discounts totaling $350,000. During the six months ended June 30, 2017 and 2016, LKA recognized $31,754 and $624 of interest expense from the amortization of the debt discounts, respectively.

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuances in September 2015. The debt issuance costs are being amortized over the three year term of the convertible debenture. During the six months ended June 30, 2017 and 2016, LKA recognized $2,065 and $2,075 of interest expense from the amortization of debt issuance costs, respectively.

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

On April 26, 2017, LKA issued a convertible debenture in the amount of $50,000 for cash. Principal on the Convertible Debenture is due April 26, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders. As such, LKA has designated $3,750 as restricted cash at June 30, 2017.

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC 815 and LKA recognized a debt discount of $199,369 on all the above mentioned Convertible Debentures. During the six months ended June 30, 2017 and 2016, LKA recognized $5,774 and $776 of interest expense from the amortization of the debt discount.

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three year term of the convertible debenture. During the six months ended June 30, 2017 and 2016, LKA recognized $413 and $415 of interest expense from the amortization of debt issuance costs.

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

The fair value of the conversion options for Convertible Debentures issued during the six months ended June 30, 2017 was determined to be $609,812 as of the issuance date using a Black-Scholes option-pricing model.   Upon the date of issuance of the Convertible Notes, $400,000 was recorded as debt discount and $209,812 was recorded as day one loss on derivative liability.  During the six months ended June 30, 2017, $104,876 of loss was recorded on mark-to-market of the conversion options, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheets at June 30, 2017 and December 31, 2016:

Balance, December 31, 2016	$659,622
Day one loss due to convertible debt	209,812
Debt discount	400,000
Loss on change in fair value	104,876
Balance, June 30, 2017	$1,374,310

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the six months ended June 30, 2017 include (1) risk-free interest rates of between 1.38% and 1.93%, (2) lives of between 1.27 and 4.06 years, (3) expected volatility between 218% - 248%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 -      NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up ("remediation") activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency's (the "EPA") regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA's status as a "de minimis" participant and the fact that remediation activities are focused on property located largely outside of LKA's permitted operating area, LKA management expects this project will have a negligible impact on the LKA's financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of June 30, 2017. Actual completion of remediation work at the site was completed in late 2013 by the EPA. The EPA has not yet issued its notice of final determination.

NOTE 6 -        WASTE WATER DISCHARGE LIABILITY

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2016, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Additional work is going to be required to modify and upgrade the mine's water treatment process in 2017 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above.  It is currently expected that discussions with the CDPHE will be concluded by the end of 2017 and that any financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. If LKA is unsuccessful is achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit. As a result, LKA has accrued a liability of $137,265 and $75,000 as of June 30, 2017 and December 31, 2016, respectively, as there is no better estimate of the amount of loss within this range. During the six months ended June 30, 2017, due to an increase in estimated costs to meet proposed corrective actions, LKA increase the accrual by $75,000. During the six months ended June 30, 2017, LKA spent approximately $12,735 in remediation expenses.

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

NOTE 8 -        COMMON STOCK

During the six months ended June 30, 2017, Abraham & Co., Inc. agreed to exchange $25,500 in outstanding accounts payable for 56,818 shares of LKA common stock valued at the market price on the grant date and recognized $25,500 in accounts payable extinguishment and $10,863 in expense related to market discount.

During the six months ended June 30, 2017, LKA issued 18,913 shares of common stock valued at the market price on the grant date of $10,782, or $0.57 per share.

NOTE 9 -        GOING CONCERN

LKA's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, LKA has accumulated significant losses, has a working capital deficit and has negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the LKA's ability to continue as a going concern are as follows:

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

In order to support continued operation of the mine, LKA completed a $200,000 capital funding raise in March 2017, an additional $50,000 in April 2017 (see Note 3) and during July 2017, entered into a limited private offering of its common stock to sell to certain accredited investors, "Units" priced at $0.48 each with a minimum investment of $10,000 with additional investment in increments of $5,000. Each Unit consists of one share of LKA Gold common stock and a "Warrant" to purchase an additional LKA Gold share of common at $0.60 (exercise price) for a period of two years from date of original subscription.

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

NOTE 10 -	SUBSEQUENT EVENTS

During July, 2017, LKA commenced a limited private Offering to sell to certain accredited investors, "Units" priced at $0.48 each, with a minimum investment of $10,000 and additional investment in increments of $5,000. Each Unit consists of one share of LKA Gold common stock and a "Warrant" to purchase an additional LKA Gold share of common at $0.60 for a period of two years from date of original subscription.

 During July 2017, LKA issued 20,834 shares of common stock and warrants to purchase an additional 20,834 shares of common stock at $0.60 per share for $10,000.

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

Results of Operations

For The Three Months Ended June 30, 2017 Compared to The Three Months Ended June 30, 2016

During the three months ended June 30, 2017 and 2016, we did not recognize any revenue.

Exploration expenses increased $3,933, or approximately 35%, from $11,143 in the three months ended June 30, 2016, to $15,076 in the three months ended June 30, 2017, mainly due to the issuance of 18,913 shares of common stock for services values at $10,782 during the three months ended June 30, 2017. Professional fees increased by $18,749, or approximately 186% as a result of increased legal expenses incurred for mining operations, while general and administrative expenses increased by $6,116, or approximately 15% in the three months ended June 30, 2017. The increase was mainly due to increased investor relation and promotional expenses. Officer salaries remained flat in the three months ended June 30, 2017, compared to the three months ended June 30, 2016

We incurred an operating loss of $127,219 during the three months ended June 30, 2017, as compared to an operating loss of $98,421 in the three months ended June 30, 2016. The $28,798, or approximately 29%, increase is mainly due to the $18,749 increase in professional fees during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

We incurred total other expenses of $124,573 during the three months ended June 30, 2017, as compared to $134,402 in the three months ended June 30, 2016. The $9,829, or approximately 7% decrease is mainly due to the recognition of $112,297 in loss on derivatives during the three months ended June 30, 2016, compared to a $74,034 derivative loss for the three months ended June 30, 2017. Interest expense increased to $50,539 during the three months ended June 30, 2017 as compared to $22,105 in the three months ended June 30, 2016.  The increase is mainly due to the issuance of convertible debentures totaling $400,000 bearing interest at 7.5% per annum and the related debt discount and issuance costs.

Net loss totaled $251,792, or $0.01 per share, in the three months ended June 30, 2017, compared to a net loss of $232,823, or $0.01 per share, in the three months ended June 30, 2016.

For The Six months Ended June 30, 2017 compared to The Six months Ended June 30, 2016

During the six months ended June 30, 2017 and 2016, we did not recognize any revenue.

Exploration expenses increased $54,264, or approximately 147%, from $36,969 in the six months ended June 30, 2016, to $91,233 in the six months ended June 30, 2017. The increase was mainly due to a $75,000 increase in estimate for wastewater discharge liability as well as the issuance of 18,913 shares of common stock for services values at $10,782 during the six months ended June 30, 2017.

Professional fees increased by $19,944 during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, or approximately 59%, as a result of increased legal expenses incurred for mining operations. General and administrative expenses increased by $9,931 and officer salaries remained flat in the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

We incurred an operating loss of $299,555 during the six months ended June 30, 2017, as compared to an operating loss of $215,416 in the six months ended June 30, 2016. The $84,139, or approximately 39% increase is mainly due to the increase in exploration and legal expenses, as discussed above, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

We incurred total other expenses of $366,633 during the six months ended June 30, 2017, as compared to $197,828 in the six months ended June 30, 2016. The $168,805, or approximately 85% increase is mainly due to a $146,585 increase in loss on derivatives compared to the comparable period. Interest expense increased to $64,150 during the six months ended June 30, 2017 as compared to $29,725 in the six months ended June 30, 2016, or $34,425.  The increase in interest expense is mainly due to the issuance of convertible debentures totaling $400,000 bearing interest at 7.5% per annum and the related debt discount and issuance costs.

Net loss totaled $666,188, or $0.03 per share, in the six months ended June 30, 2017, compared to a net loss of $413,244, or $0.02 per share in the six months ended June 30, 2016. As discussed above, the increase in net loss is mainly due to the $84,139 increase in operating expenses and $168,805 increase in other expenses.

Liquidity

Current assets at June 30, 2017 totaled $106,974.  As of that date, we had $71,141 in cash, $30,000 in restricted cash and $5,833 in prepaid expenses, as compared to $0 in cash, $1,101 in restricted cash and $625 in prepaid expenses at December 31, 2016.

During the six months ended June 30, 2017, our operating activities used net cash of $144,460, compared to $171,692 in the comparable 2016 period. Investing activities used cash of $28,899 during the six months ended June 30, 2017, compared to cash provided of $3,750 in the 2016 period, all related to the fluctuation in restricted cash for interest payments on convertible notes payable.  Financing activities provided $244,500 in cash during the six months ended June 30, 2017, mainly from the issuance of three convertible debentures for cash totaling $250,000 compared to $100,000 in the comparable 2016 period.

At June 30, 2017, the Company had a working capital deficit of $1,614,541, as compared to $1,039,820 at December 31, 2016.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On April 26, 2017, LKA issued a convertible debenture in the amount of $50,000 for cash. Principal on the Convertible Debenture is due April 26, 2021. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders.

On June 12, 2017, LKA issued 18,913 shares of common stock for services valued at the market price on the grant date of $10,782, or $0.57 per share.

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

Item 5. Other Information.

During the six months ended June 30, 2017, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors.

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

LKA GOLD INCORPORATED

Date:	August 18, 2017	By:	/s/Kye Abraham
Kye Abraham, Principle Executive Officer

Date:	August 18, 2017	By:	/s/Nanette Abraham
Nanette Abraham, Principle Financial Officer