Form 10-K
period 2017-12-31
LKA GOLD Inc /DE/
filed 2018-04-18
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2017

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

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ] Emerging growth company [ ]	Smaller reporting company [X]

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

The market value of the voting and non-voting common stock is $4,002,414 based on 7,551,724 shares held by non-affiliates. The shares were valued at $0.53 per share, that being the closing price on June 30, 2017, the last business day of the registrant's most recently completed second quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of April 17, 2018, the registrant had 27,541,317 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to "LKA International," "LKA," the "Company," "we," "us," "our" and words of similar import) refer to LKA International, Inc., a Delaware corporation, the registrant.

Statements made in this Form 10-K which are not purely historical are for ward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of LKA. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Description of Business

Exploratory Mining:
LKA's initial early exploration program, which began in November 2008, involved exploratory mining, underground drilling, sampling, and assaying for the purpose of identifying new production zones within the mine or extensions of previous production zones beyond the mine's existing workings. Exploration efforts were focused on identifying new bonanza-grade ore zones similar to the high-grade zones (veins) within the mine that previously yielded, during commercial production, over 133,701 oz. of gold at an average ore grade of 16.01 ounces gold per ton. Drilling and drifting (exploratory mining) along the vein structure was LKA's primary method of exploration, the same method which lead to the discovery of the first high-grade gold deposit. Vein material extracted during the entire exploration process has yielded 7,730 ounces of gold with a net value, at the time of sale, of $5,930,380. Sales of enriched vein material have offset a majority of LKA's exploration cost to date. LKA has, as of the date of this report, shipped and sold 38 bulk samples of crushed, enriched vein material containing 4,910ounces of gold. Net receipts from gold sales during this period have exceeded $5.17 million. Shipments for 2009 - 2015 are as follows:

Ave Grade
	Tons	Oz/ton	Gold (Oz)
2009	88	3.82	337
2010	559	1.07	599
2011	454	1.44	653
2012	861	1.55	1,335
2013	732	1.13	830
2014	439	2.10	925
2015	118	1.95	231

There were no shipments or exploratory mining during 2016 and 2017 due to a shift in LKA's exploration strategy which was to be partially determined by, and dependent on, the Kinross exploration results. To date, all shipments of gold bearing vein material have been made to TCB International, Klondex Mines, Teck, Yukon- Nevada Gold, Kinross Gold Corp and Freeport McMoRan. Currently there are no established reserves and all of LKA's efforts are exploratory in nature. Detailed information concerning these shipments and earlier commercial production may can be found on the Company's website at: http://lkagold.com/Home.html

Kinross Surface Evaluation & Drilling Program:
In early July 2015, LKA executed an "Exploration Agreement & Option" with Kinross Gold U.S.A., Inc. for the purpose of expanding its Golden Wonder Mine exploration beyond LKA's active workings Through July of 2017, Kinross geologists conducted a comprehensive geochemical analysis and mapping of the surface area on and around the Golden Wonder mine and subsequently conducted a drilling program designed to test at least six areas (targets) possessing geochemical characteristics similar to those found at the original Golden Wonder deposit.
Despite what LKA management and the Company's experts considered encouraging results that warranted follow-up drilling, Kinross informed in September of 2017 that they were discontinuing the exploration program. All exploration results (surface evaluation, drilling, mapping, and assays) results were provided to LKA and Kinross terminated the agreement.

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

Dependence on One or a Few Major Customers

In North America, there are a limited number of ore buyers capable of processing Golden Wonder ore efficiently. Accordingly, we are highly dependent upon securing and maintaining good sales terms with a relatively small number of customers, most of whom are major gold producers. Failure to obtain adequate terms of sale from these few customers would cause severe disruption to our operations. From 1984-2006 (initial exploration and commercial production) Golden Wonder ore and concentrates were sold almost exclusively to ASARCO and Barrick Gold Corp. During LKA's current exploration program (2009-2017) the majority of sales were made to one customer, Kinross Gold Corp, with lesser amounts sold to Teck, Yukon-Nevada Gold, Freeport McMoRan, TCB International and Klondex Mines. During 2015, all of our sales were made to Klondex Mines, there were no sales made during 2016 or 2017.

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

Colorado Department of Health and Environment ("CDPHE") Notice of Violation and Corrective Actions.
During the fourth quarter of 2014, LKA received a Notice of Violation ("NOV") from CDPHE for failure to meet certain requirements of the Company's wastewater discharge permit. Specifically, the NOV asserts that LKA failed to properly monitor and report required effluent parameters during certain periods, beginning in the second quarter of 2010 and ending in the second quarter of 2012. The NOV further asserts that LKA failed to install flow measuring and charting devices to record a very small seasonal effluent "seep" emanating from the toe of the Golden Wonder waste dump. The seep, normally averaging less than 50 gpm at its max flow rate, is normally observable for fewer than 70 days during the spring run-off then dries up in early summer. During 2015, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it was in compliance with the terms of its permit. Upon completion of these corrective actions, CDPHE notified Company management during the fourth quarter of 2015, that significant financial penalties would be assessed for the period of alleged non-compliance. The notice of a substantive penalty assessment was unexpected by LKA management and inconsistent with previous CDPHE compliance related notices received by LKA. Management has been actively engaged in settlement negotiations with CDPHE to determine a reasonable and situation-appropriate level of penalty assessment. It is currently expected that these discussions will be concluded within the first half of 2018 and that the financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. Management believes that this level of penalty is not situation-appropriate given the minor level and seasonality of the seep and the lack of observable and any measurable environmental impact. This will be the first time LKA has been assessed a financial penalty of significant size for any mining-related permit. Additional work is required to modify and upgrade the mine's water treatment process in 2017 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above.  An updated NOV incorporating the previous violations (substantially the same as those discussed above) and ongoing violations concerning exceedances of certain permit parameters (iron and copper) was issued by CDPHE on March 20, 2017. The Company has been in continual discussions with CDPHE concerning this issue and appropriate remedies. Engineering and lab testing is currently underway and modifications (upgrades) to the Company's water treatment system is scheduled for late spring of 2018. Once completed, LKA expects improvements to its water treatment system will meet or exceed regulatory requirements. If LKA is unsuccessful is achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit.

Ute Ulay Reclamation
In 2002, the Federal Bureau of Land Management (the "BLM") advised us of its desire to extend to the Ute-Ulay Property certain environmental cleanup ("remediation") activities that it was conducting on neighboring properties that we do not own. The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006. These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area. The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million. Under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or, as in this case, the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  Due to the Company's status as a "de minimis" participant, and the fact that remediation activities were focused largely on property located largely outside of LKA's permitted operating area, in addition to sizeable contributions made by LKA to the remediation action, management expects the final determination of the Company's liability (cost) for this remediation project will have a negligible impact on the Company's financial condition. Accordingly, pursuant to Generally Accepted Accounting Principles, no liability for this project has been recorded on the Company's books and records. Recent as well as ongoing discussions between LKA and EPA legal counsel lead management to believe that this issue will be resolved in a manner which will not be inconsistent with management's assessment as described above. However, until LKA actually receives a final determination notice from EPA, expected sometime in 2018, there can be no guarantee that EPA will ultimately agree with management's assessment of the Company's liability. EPA's remediation of this property was completed in June 2014 at a cost of $1.2 million. The Company has received no notice from the EPA indicating further LKA liability. Further information and videos describing the Ute-Ulay reclamation project can be found on the Company's website at: http://lkagold.com/Ute_Ulay.html

Number of Total Employees and Number of Full Time Employees

Kye A. Abraham and Nanette K. Abraham are LKA's only employees. Nanette assists with bookkeeping and administrative work.

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

In July 2015, LKA executed an exploration and option agreement with Kinross Gold U.S.A., Inc. for the purpose of expanding its Golden Wonder Mine exploration beyond LKA's active workings. The Agreement, amongst its other provisions, granted Kinross a five-year exclusive right to explore, and if successful, develop any mineral resource(s) containing 50,000 or more ounces of gold on LKA's properties above and adjacent to the Golden Wonder Mine located near Lake City, Colorado. Throughout the summer and fall of 2015, Kinross conducted a detailed evaluation of surface geology surrounding LKA's Golden Wonder mine. A report detailing Kinross' findings, provided to LKA in February 2016, indicated several prospective targets possessing similar geologic characteristics to those found on surface above the previously mined high-grade ore shoot. During the summer and fall of 2016, Kinross permitted four separate drilling locations and commenced a drilling program in late 2016.The drilling program was designed to test up to six adjacent areas of interest (targets) that were located during the surface evaluation program. Drilling was suspended unexpectedly in in late December 2016 due to inordinate snowfall. Drilling was resumed in May 2017 and completed in July 2017 per Kinross's initial budget. Thus far, only five holes have been drilled from two of the four permitted drill sites.  See maps of these drill sites and the areas of interest (targets) on the Company's website at: http://lkagold.com/Golden-Wonder.php Despite what LKA management and the Company's experts considered encouraging results that warranted follow-up drilling, Kinross informed in September of 2017 that they were discontinuing the exploration program. All exploration results (surface evaluation, drilling, mapping, and assays) results were provided to LKA and Kinross terminated the agreement.

Commercial Ore Production

The Golden Wonder has been explored and developed by drifts on six different levels, with raises and winzes connecting the lower levels. In 1984, LKA conducted a five-month pilot production program that resulted in the sale of approximately $590,000 of gold concentrates to ASARCO. The average grade of the gold-bearing material produced during the pilot program was 0.96 ounces of gold per ton and the average gold price at that time was $325 per ounce. The majority of this material was derived from two stopes on the mine's fourth level, which consistently averaged one ounce of gold per ton. Commercial quantities of gold were also taken from the mine's fifth level. From 1997 until the second quarter of 2006, commercial mining operations were conducted by Au Mining, LLC, which leased the mine from LKA. During this period, approximately 8,349 tons of ore containing 133,701 ounces of gold were produced from the mine's fifth, sixth and seventh levels. The average grade of the ore produced during this period was 16.01 ounces of gold per ton.  The average gold price during the period in which the ore was sold was $337.76. Total gold production from the Golden Wonder mine under LKA's ownership has been more than 141,529 ounces. The average grade of all ore and gold-bearing vein material produced during this period was 11.48 ounces gold per ton. Based upon the current gold price of $1,320 per ounce, the value of all gold produced from the Golden Wonder during LKA's ownership of the property is approximately $187 million. See Golden Wonder exploratory shipments and production records on the Company's website at: http://lkagold.com

Ute-Ulay Group.

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

This Property has a long history of mineral extraction dating back to the nineteenth century. Most of this extraction (silver, lead and zinc) occurred between 1874 and 1903. LKA has no plans to resume mining operations at this property and donated the mill, historic structures, operating permits, reclamation bonding, and certain portions of its patented claims to Hinsdale County for historic preservation purposes. See further description of this property and its historical significance to the area on the Company's website at: http://lkagold.com/Ute_Ulay.html

Donation of Ute-Ulay Historic Structures and Property to Hinsdale County

On October 4, 2012, LKA deeded ownership of a sub-divided portion of its property known as the Ute-Ulay Town Site in Phase I of a two-part plan to convey ownership of these properties to Hinsdale County for historic preservation and restoration purposes. On December 19, 2012, LKA and the County executed the "Agreement For Conveyance Of Ute-Ulay Mine and Mill Site" to commence Phase II of the donation process. On April 4, 2013, LKA deeded certain additional portions of the property known as the Mine and Mill sites ("Permitted Mine Area") and the Henson Creek Frontage to the County and subsequently conveyed the Company's operating permit and a portion of its reclamation bond to complete Phase II of the donation Agreement. During 2013, the County applied for, and obtained, funding from the EPA, BLM, and Colorado Department of Health & Environment ("CDPHE") to clean up and stabilize these properties. Under the direction of EPA and DRMS the restoration and cleanup was completed in 2014. LKA no longer holds mining permits on this property.

A remediation and property stabilization plan developed by the DRMS, and approved by the EPA, was completed in 2014 at a cost of $1.2 million. As part of a voluntary contribution to the reclamation effort, in addition to the property, LKA assigned most of its reclamation bond to the County (valued at more than $30,000) and 3,800 cubic yards of cover rock valued at over $200,000. As the result of numerous discussions and agreements with Hinsdale County, CDPHE and the EPA's regional manager, LKA expects to bear very little or none of these remediation costs beyond the voluntary contributions described above. The Company has received no notice from EPA indicating or suggesting further financial liability will be assessed.

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

Office Space.

We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. Effective as of January 1, 2005, we paid monthly rent of $1,300 to Abraham & Co., Inc. a FINRA member broker/dealer which is controlled by our President, Kye A. Abraham. This rent includes the use of the office space, bookkeeping services, telephone, office supplies, utilities, internet, computers and photocopiers. The lease arrangement is a month-to-month oral lease with Abraham & Co. and the payment amount increased to $1,500 per month in 2007 to keep pace with increased costs. To assist LKA in preserving its financial resources for anticipated operations in 2018, Abraham & Co. agreed, on multiple occasions, to accept common stock in lieu of cash for a substantial portion of these amounts due from LKA. Specifics on this arrangement are described in the attached Notes to the Consolidated Financial Statements.

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

However, there is a potential, pending claim against a portion of our Ute Ulay properties.  As discussed above, the EPA approved and completed a property remediation and stabilization plan developed by the Division of Reclamation, Mining & Safety for a certain portion of the Ute properties. In discussions with senior EPA project officials and an agreement with Hinsdale County, LKA expects minimal or no liability for the cost associated with this project since the affected area lies mostly outside of LKA's permitted area of operations. The remediation project was completed by June 2014. The estimated cost of the project was $1.2 million and was funded with CERCLA funds obtained by Hinsdale County and directed by EPA.

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

During the year ended December 31, 2017, officials from MSHA did not inspect the Mine due to temporary cessation of underground operations. No citations for violations were issued.

As of the date of this report, the Mine is in compliance with all requirements of MSHA.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. ("FINRA") under the symbol "LKAI".

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2016 and 2017.  These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2016 through March 31, 2016	$0.38	$0.16

April 1, 2016 through June 30, 2016	$0.53	$0.24

July 1, 2016 through September 30, 2016	$0.41	$0.24

October 1, 2016 through December 31, 2016	$0.51	$0.26

January 1, 2017 through March 31, 2017	$0.68	$0.30

April 1, 2017 through June 30, 2017	$0.61	$0.41

July 1, 2017 through September 30, 2017	$0.58	$0.20

October 1, 2017 through December 31, 2017	$0.30	$0.11

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

 During July 2017, LKA issued 20,834 shares of common stock and warrants to purchase an additional 20,834 shares of common stock at an exercise price $0.60 per share for cash of $10,000. After accepting a single subscription this offering was postponed by management pending the outcome of the Kinross drilling program.

During March 2018, LKA issued 3,224,990 shares of common stock for $644,998 in convertible debenture principal and accrued interest to related party lenders.

During March 2018, LKA issued 127,952 shares of common stock for $25,590 in related party accounts payable, 405,157 shares of common stock for $81,031 of accrued wages and 68,798 shares of common stock for $13,758 of related party advances payable.

During March 2018, pursuant to an incentive compensation plan, the Company issued its Chairman and CEO, Kye Abraham, 1,750,000 shares of its common stock as compensation for milestone achievements related to the Golden Wonder exploration program and reaching resolutions on the Company's potential environmental liabilities at the Ute Ulay mine site.

During April 2018, LKA sold 2,702,703 shares of common stock for cash of $500,000, or $0.185 per share.

Use of Proceeds of Registered Securities

During the years ended December 31, 2017 and 2016, we did not receive any proceeds from the sale of registered securities.

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

Shift in LKA's Exploration Focus

During the third quarter of 2015, LKA suspended mining operations and shifted its focus from exploratory mining to prepare for another surface and/or underground drilling program. The new program, was designed to incorporate the results of the Kinross surface evaluation and drilling programs to locate new high-grade structures near or within the Carve-Out Area defined by the exploration agreement between LKA and Kinross. Until additional high-grade targets are located LKA does not anticipate resuming exploratory mining and cash flow from gold sales is not expected. Further exploration will be dependent upon a new drilling program to test multiple zones previously identified, but not drilled, by Kinross.

Results of the Exploration Conducted by Kinross in 2015 - 2017

Throughout the summer and fall of 2015, Kinross conducted a detailed evaluation of surface geology surrounding LKA's Golden Wonder mine. A report detailing Kinross' findings, provided to LKA in February 2016, indicated several prospective targets possessing similar geologic characteristics to those found on surface above the previously mined high-grade ore shoot. During the summer and fall of 2016, Kinross permitted four separate drilling locations and commenced a drilling program in late 2016.The drilling program was designed to test up to six adjacent areas of interest (targets) that were located during the surface evaluation program. Drilling was suspended unexpectedly in in late December 2016 due to inordinate snowfall. Drilling was resumed in May 2017 and completed in July 2017 per Kinross's initial budget. Thus far, only five holes have been drilled from two of the four permitted drill sites.  See maps of these drill sites and the areas of interest (targets) on the Company's website at: http://lkagold.com/Golden-Wonder.php Despite what LKA management and the Company's experts considered encouraging results that warranted follow-up drilling, Kinross informed in September of 2017 that they were discontinuing the exploration program. All exploration results (surface evaluation, drilling, mapping, and assays) were provided to LKA and Kinross terminated the agreement.

Maps and description of the Kinross drill sites and exploration targets can be found on the Company's website at: http://lkagold.com

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

Liquidity and Capital Resources

Current assets at December 31, 2017 totaled $833, which was comprised of prepaid expenses.

During fiscal years 2017 and 2016, our operating activities used net cash of $256,582 and $266,967, respectively.  The decrease in net cash used in operations in 2017 is mostly due to the decrease in net loss as discussed below.

Net cash provided by investing activities was $1,101 in 2017 compared to $21,399 in 2016.  The decrease in net cash used in investing activities is a result of a release of restricted cash of $21,399 during 2016, compared to $1,101 during 2017.

Net cash provided by financing activities was $255,481 in 2017, compared to cash provided by financing activities of $95,500 in 2016.  The increase in cash provided by financing activities is mainly due to proceeds of $250,000 from the issuance of convertible debentures in 2017 compared to $100,000 in 2016. In addition, there was $10,000 received from the sale of common stock in 2017.

At December 31, 2017, the Company had a working capital deficit of $775,661, as compared to working capital of $1,039,820 at December 31, 2016.

We continue to accumulate significant losses, have a working capital deficit and negative cash flows. Management expects it will be successful in either raising additional cash through the sale of equity, borrowing money from its major shareholders, or a combination of both. However, there can be no assurance of success, which raises doubt about LKA's ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

During the calendar years ended December 31, 2017 and 2016, we did not recognize any revenue from the shipment and sale of gold-bearing vein material.

Exploration expenses increased from $75,434 in 2016 to $88,036 in 2017. During 2016 and 2017, exploration expense remained low due to the cessation of mine operating activities during the third quarter of 2015.

Professional fees and general and administrative expenses remained approximately the same at $66,382 and $116,461 in 2017, respectively, compared to $66,303 and $123,056 in 2016, respectively. Officer salaries were $150,000 during both 2017 and 2016.

As a result of the above, we incurred an operating loss of $420,879 during the calendar year ended December 31, 2017 as compared to $414,793 in 2016.

Our total other income increased to $593,461 in 2017, compared to total other expenses of $338,734 in the prior year. The increase is mainly a result of the recognition of a derivative gain of $718,337 in 2017, compared to a derivative loss of $303,975 in 2016. The other income was partially offset by $137,081 of interest expense associated with the amortization of debt issuance and discounts in 2017 and $34,759 in 2016. Additionally, we sold mining claims for a total of $12,205 during 2017.

As a result of the above, we recognized net income of $172,582 during the year ended December 31, 2017, compared to an operating loss of $753,527 in 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2017.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
LKA Gold, Inc.
Gig Harbor, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LKA Gold, Inc. and its subsidiary (collectively, the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2008.
Houston, Texas
April 17, 2018

LKA GOLD INCORPORATED
Consolidated Balance Sheets

ASSETS
	December 31,
	2017	2016
CURRENT ASSETS

Cash	$-	$-
Restricted cash	-	1,101
Prepaid expense	833	625

Total Current Assets	833	1,726

FIXED ASSETS

Land, equipment, mining claims and asset retirement obligations	849,140	849,140
Accumulated depreciation	(390,252)	(381,621)

Total Fixed Assets, Net of Accumulated Depreciation	458,888	467,519

OTHER NON-CURRENT ASSETS

Reclamation Bonds	100,042	100,042

TOTAL ASSETS	$559,763	$569,287

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,
	2017	2016
CURRENT LIABILITIES

Accounts payable	$92,633	$80,668
Accounts payable – related party	23,905	40,095
Cash overdraft	981	-
Note payable – related party	7,500	5,500
Wastewater discharge liability	99,974	75,000
Derivative liability	341,285	659,622
Convertible notes payable – related party, net of debt issue costs and debt discount of $209,339 and 0, respectively	40,661	-
Convertible note payable, net of debt issue costs and debt discount of $41,868 and 0, respectively	8,132	-
Note payable	10,000	10,000
Accrued interest payable	38,166	7,404
Accrued wages and advances payable to officer	113,257	163,257

Total Current Liabilities	776,494	1,041,546

NON-CURRENT LIABILITIES

Convertible notes payable – related party, net of debt issue costs and debt discount of $328,570 and $247,710, respectively	21,430	2,290
Convertible note payable, net of debt issue costs and debt discount of $139,288 and $145,949, respectively	10,712	4,051
Asset retirement obligation	122,950	122,950

Total Liabilities	931,586	1,170,837

STOCKHOLDERS' DEFICIT

Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 19,261,717 and 19,165,152 shares issued, 19,261,770 and 19,121,528 shares outstanding, respectively	19,262	19,165
Additional paid-in capital	18,020,363	17,963,315
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(18,324,756)	(18,497,338)

Total Stockholders' Deficit	(371,823)	(601,550)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$559,763	$569,287

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations

	Year Ended
	December 31,
	2017	2016
OPERATING EXPENSES
Exploration and related costs	$88,036	$75,434
Professional fees	66,382	66,303
General and administrative	116,461	123,056
Officer salaries and bonus	150,000	150,000

Total Operating Expenses	420,879	414,793

OPERATING LOSS	(420,879)	(414,793)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative	718,337	(303,975)
Gain on sale of mine claims	12,205	-
Interest expense, net	(137,081)	(34,759)

Total Other Income (Expense)	593,461	(338,734)

NET INCOME (LOSS)	$172,582	$(753,527)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	19,190,972	19,121,528

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	20,790,972	19,121,528

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2015	-	$-	19,165,152	$19,165	43,624	$(86,692)	$17,963,315	$(17,743,811)	$151,977

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	(753,527)	(753,527)

Balance, December 31, 2016	-	-	19,165,152	19,165	43,624	(86,692)	17,963,315	(18,497,338)	(601,550)
Common stock issued for related party payable	-	-	56,818	57	-	-	36,306	-	36,363
Common stock issued for services	-	-	18,913	19	-	-	10,763	-	10,782
Common stock issued for cash	-	-	20,834	21	-	-	9,979	-	10,000
Net income for the year ended December 31, 2017	-	-	-	-	-	-	-	172,582	172,582

Balance, December 31, 2017	-	$-	19,261,717	$19,262	43,624	$(86,692)	$18,020,363	$(18,324,756)	$(371,823)

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$172,582	$(753,527)
Items to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,631	22,446
Accretion of asset retirement obligation	-	5,189
Amortization of debt discount and issuance costs	82,094	5,226
Loss (gain) on derivative	(718,337)	303,975
Common stock issued for expenses	21,645	-
Write-off of accounts receivable	-	995
Extinguishment of reclamation bond obligation	-	23,555
Changes in operating assets and liabilities
Increase in prepaid expenses	(208)	(625)
(Decrease) increase in accounts payable	(38,061)	13,513
Increase in accounts payable - related party	9,310	24,786
Increase in wastewater discharge liability	75,000	-
Increase in accrued expenses	130,762	87,500
Net Cash Used in Operating Activities	(256,582)	(266,967)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	1,101	21,399
Net Cash Provided by Investing Activities	1,101	21,399

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	981	-
Common stock issued for cash	10,000	-
Issuance of convertible notes payable – related party	200,000	-
Advance from related party	8,600	5,500
Payments to related party	(6,600)	-
Issuance of convertible note payable	50,000	100,000
Cash paid for debt issuance costs	(7,500)	(10,000)
Net Cash Provided by Financing Activities	255,481	95,500

NET DECREASE IN CASH	-	(150,068)
CASH AT BEGINNING OF PERIOD	-	150,068
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$23,399	$26,248
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on convertible notes payable	$400,000	$99,369
Convertible debt issued for accrued wages payable	$150,000	$-
Common stock issued for accounts payable, related party	$25,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA Gold, Incorporated, a Delaware corporation and its wholly owned subsidiary (LKA International, Inc.), a Nevada corporation ("LKA", the "Company"). LKA was incorporated on March 15, 1988, under the laws of the State of Delaware.

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

The calculation of basic and diluted net loss per share for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Basic Net (Loss) Income Per Share:
Numerator:
Net income (loss)	$172,582	$(753,527)
Denominator:
Weighted-average common shares outstanding	19,190,972	19,121,528

Basic net (loss) income per share	$0.01	$(0.04)

Diluted Net Loss Per Share:
Numerator:
Net income (loss)	$172,582	$(753,527)
Gain on derivative and interest expense on convertible debt	(613,455)	-
Diluted net loss	$(440,873)	$(753,527)
Denominator:
Weighted-average common shares outstanding	19,190,972	19,121,528
Convertible debt	1,600,000	-
Weighted average shares used in computing diluted net loss per share	20,790,972	19,121,528

Diluted net loss per share	$(0.02)	$(0.04)

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2016 and 2017 as such shares would have had an anti-dilutive effect:

	2017	2016
Common stock warrants	20,834	-
Convertible debt	-	800,000

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

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carry forward	$1,152,044	$1,704,451
Accrued expenses	30,379	71,010
Valuation allowance	(1,182,423)	(1,775,461)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2017 and 2016 respectively due to the following:

	2017	2016
Pre-tax book income (loss)	$59,894	$(256,199)
Derivative (gain) loss	(244,235)	103,352
Debt discount expense	45,355	1,777
Meals and entertainment	46	717
Related party accruals	(21,825)	40,152
Accretion	-	1,765
Change in tax rate	61,470	-
Valuation allowance	99,295	108,436
Federal Income Tax	$-	$-

The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and changed many aspects of U.S. corporate income taxation.   Included in those changes was a reduction of the corporate income tax rate from 34% to 21%.  The valuation allowance was adjusted to reflect the impact of the new tax law.  We will continue to assess our provision for income taxes as future guidance is issued but do not currently anticipate significant revision will be necessary.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

LKA had net operating losses of approximately $5,515,583 that expire beginning in 2027.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2014 through 2017 are subject to examination.

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

j. Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue is generated through the sale of gold-bearing vein material and is recognized upon acceptance of this material by the smelter, or other ore processors.  The Company has not recognized any revenues during the years ended December 31, 2017 and 2016.

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

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
December 31, 2017:
Liabilities:
Derivative financial instruments	$-	$-	$341,285	$341,285

December 31, 2016
Liabilities:
Derivative financial instruments	$-	$-	$659,622	$659,622

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

o. Long Lived Assets
Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, "Property, Plant and Equipment."  The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2017 or 2016.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Land improvements	Estimated life of mine
Building	15 years
Mining equipment	3 – 5 years
Vehicles	5 years

Fixed assets and accumulated depreciation are as follows:
	December 31,
	2017	2016
Fixed assets:
Land	$376,442	$376,442
Mining claims	12,137	12,137
Land improvements	128,580	128,580
Automobile	66,923	66,923
Mining equipment	124,976	124,976
Buildings	42,055	42,055
Unamortized asset retirement obligation (Note 3)	98,027	98,027
Less: Accumulated depreciation	(390,252)	(381,621)
Total fixed assets	$458,888	$467,519

Depreciation expense for the years ended December 31, 2017 and 2016 was $8,631 and $22,446, respectively.

LKA GOLD INCORPORATED
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

As of December 31, 2017 and 2016, LKA holds reclamation bonds totaling $100,042 and $100,042 in the name of the State of Colorado (the State) for the Golden Wonder mine, respectively.  This amount is being held by the State until the mines are closed and reclamation activities begin.

Accretion expense on asset retirement obligations for the years ended December 31, 2017 and 2016 was $0 and $5,189, respectively.

NOTE 4 -  RELATED PARTY TRANSACTIONS

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, equipment, services and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. At December 31, 2017 and 2016, LKA owes Abraham & Co $23,805 and $31,500 on this obligation, respectively.

During the year ended December 31, 2017, Abraham & Co., Inc. agreed to exchange $25,500 in outstanding accounts payable for 56,818 shares of LKA common stock valued at the market price on the grant date and recognized $25,500 in accounts payable extinguishment and $10,863 in expense related to market discount.

Accounts and Wages Payable

At December 31, 2017 and 2016, LKA owes $100 and $8,595, respectively, for purchases made on the personal credit card of LKA's president, Kye Abraham.  Additionally, LKA owed Kye Abraham $113,257 and $163,257 in unpaid salary at December 31, 2017 and 2016, respectively.

Notes Payable

During 2016, LKA's president, Kye Abraham, loaned LKA $5,500 in cash. During 2017, LKA's president, Kye Abraham, loaned LKA $1,100 in cash and repaid $6,600. The short-term loans did not accrue interest, were unsecured and were due upon demand.

During 2017, an entity controlled by LKA's President and Chairman, Kye Abraham, loaned LKA $7,500 in cash. The short-term loan does not accrue interest, is unsecured and is due upon demand.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

Convertible Notes Payable

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

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion options embedded in these instruments were classified as liabilities during the years ended December 31, 2017 and 2016 in accordance with ASC 815 and LKA recognized debt discounts of $350,000 and $250,000, respectively (see Note 6).

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuances in 2016 and $7,500 on the convertible debenture issuances in 2017. The debt issuance costs are being amortized over the three year term of the convertible debentures.

During the years ended December 31, 2017 and 2016, LKA recognized $67,301 and $3,484 of interest expense from the amortization of debt discount and issuance costs, respectively.

Convertible debenture holders were notified November 6, 2017 that the current bi-annual interest payments in the amount of $30,078 would be delayed while the Company is working on new financing arrangements. During November 2017, all related party convertible debenture holders agreed to defer the semi-annual past due payment until the next scheduled payment in 2018.

LKA's convertible notes payable consist of the following at December 31, 2017:

7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due September 29, 2018	$125,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due September 29, 2018	125,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due March 15,2021	150,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due March 17,2021	150,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due March 31,2021	50,000
Total:	600,000
Less: debt discount and issuance costs	(537,909)
62,091
Less: Current portion	(40,661)
Long-term debt, net	$21,430

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

Maturities under the Debentures are as follows at December 31, 2017:

2018	$250,000
2019	-
2020	-
2021	350,000
2022	-
Thereafter	-
Total	$600,000

Restricted Cash Guarantee

During November 2016, LKA entered into an agreement with Caldera Partners Limited Partnership (Caldera), an entity controlled by LKA's President and Chairman of the Board, Kye Abraham, to backstop guarantee the payment of accrued interest amounts due on the below mentioned convertible notes (debentures) payable. At December 31, 2017 and 2016, LKA had a requirement to reserve $28,125 and $3,750 as restricted cash to pay the second semi-annual interest payments, respectively, but had $0 and $1,101 in cash at December 31, 2017 and 2016, respectively. As such, Caldera has guaranteed the remaining $28,125 and $2,649 due at December 31, 2017 and 2016, respectively.

Caldera Funding Agreement

During November 2016, LKA entered into special financing agreement with Caldera to provide LKA up to $50,000 in funding to cover certain "must pay" obligations on a when-and-as-needed basis, before the end of March 2017. This agreement was extended during November 2017. At the point of funding, LKA has agreed to convert any amounts due into a convertible debenture which would accrue interest at 7.5% per annum, unsecured, due in three years from the date of issuance, and convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. There are no outstanding amounts under this agreement at December 3, 2017 and 2016.

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

During April 2016, LKA issued two $50,000 convertible debentures for $100,000 in cash.  The convertible debentures accrue interest at 7.5% per annum, are unsecured, due in three years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments and LKA is required to maintain a reserve of proceeds equal to the first two semi-annual payments, which were paid in 2016 and 2017.

On April 26, 2017, LKA issued a convertible debenture in the amount of $50,000 for cash. Principal on the Convertible Debenture is due April 26, 2020. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders.

For all the above noted convertible debentures, if any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion options embedded in these instruments are classified as a liability in accordance with ASC 815 and LKA recognized debt discounts of $50,000 and $149,369 during the years ended December 31, 2017 and 2016, respectively (see Note 6).

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

LKA incurred $10,000 in debt issuance costs on the convertible debenture issuances during 2016.

During the years ended December 31, 2017 and 2016, LKA recognized $14,793 and $1,742 of interest expense from the amortization of the debt discount and issuance costs, respectively.

LKA's convertible notes payable consist of the following at December 31, 2017:

7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due October 20,2018	$50,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due April 5, 2019	50,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due April 22, 2019	50,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due April 20, 2020	50,000
Total:	200,000
Less: debt discount and issuance costs	(181,156)
18,844
Less: Current portion	(8,132)
Total long-term debt	$10,712

Maturities under the Debentures are as follows at December 31, 2017:

2018	$50,000
2019	100,000
2020	50,000
2021	-
2022	-
Thereafter	-
Total	$200,000

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

The fair value of the conversion options issued during the years ended December 31, 2017 and 2016 was determined to be $609,812 and $133,150, respectively, as of the issuance date using a Black-Scholes option-pricing model.   Upon the date of issuance of the Convertible Notes during the years ended December 31, 2017 and 2016, $400,000 and $99,369, respectively, was recorded as debt discount and $209,812 and $33,781, respectively, was recorded as day one loss on derivative liability.  During the years ended December 31, 2017 LKA recognized a gain of $928,149 on mark-to-market of the conversion options. During the year ended December 31, 2016, LKA recognized a loss of $270,194 on mark-to-market of the conversion options.

 The following table summarizes the derivative liabilities included in the consolidated balance sheets at December 31, 2017 and 2016:

Balance, December 31, 2015	$256,278
Day one loss due to convertible debt	33,781
Debt discount	99,369
Losses on change in fair value	270,194
Balance, December 31, 2016	$659,622
Day one loss due to convertible debt	209,812
Debt discount	400,000
Gains on change in fair value	(928,149)
Balance, December 31, 2017	$341,285

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

The following table summarizes the gain (loss) on derivative liabilities included in the income statement for the years ended December 31, 2017 and 2016:
	December 31,
	2017	2016
Day one loss due to convertible debt	$(209,812)	$(33,781)
Gain (loss) on change in fair value	928,149	(270,194)
Gain (loss) on derivative liabilities	$718,337	$(303,975)

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the year ended December 31, 2017 include (1) risk-free interest rates of between 1.31 and 1.93%, (2) lives of between 0.76 and 4.06 years, (3) expected volatility of between 199% to 230%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 6 -  MINE EXPLORATION AND OPTION AGREEMENT

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

NOTE 7 -  NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION LIABILITY

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental cleanup ("remediation") activities that it was conducting on neighboring properties that LKA did not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million. The remediation of the property was completed in June 2014. According to a final project report by the federal Environmental Protection Agency's (the "EPA") regional manager and project supervisor, the actual costs associated with this effort were $1.2 million.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the Agency may perform the work and seek recovery of costs against the property owner and previous owners. LKA management has had numerous discussions with senior EPA representatives, including the project manager, and been told that the Agency does not intend to seek reimbursement of remediation cost from LKA beyond what the Company has already contributed. Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with EPA to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of the year ended December 31, 2017. As stated above, actual completion of remediation work at the site was completed in 2014 but the EPA has not yet issued its notice of final determination.

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

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

NOTE 8 -  WASTEWATER DISCHARGE LIABILITY

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2016, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Additional work is going to be required to modify and upgrade the mine's water treatment process in 2017 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above.  It is currently expected that discussions with the CDPHE will be concluded by the end of 2018 and that any financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. If LKA is unsuccessful is achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit. As a result, LKA has accrued a liability of $99,974 and $75,000 as of December 31, 2017 and 2016, respectively, as there is no better estimate of the amount of loss within this range. During the year ended December 31, 2017, due to an increase in estimated costs to meet proposed corrective actions, LKA increase the accrual by $75,000. During the year ended December 31, 2017, LKA spent approximately $50,026 in remediation expenses.

NOTE 9 - EQUITY

During 2013, LKA granted 2,000,000 performance restricted common stock, whereby, its Chief Executive Officer has the ability to earn the options upon the issuance of a notice of final determination of the above referenced remediation liability with the EPA that results in no, or a de minimums, assessment. As of December 31, 2017, LKA believes the probability of vesting is remote and none of the common stock options have been earned nor has any expense been recorded as of December 31, 2017.

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

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

During July 2017, in conjunction with the sale of common stock for cash, LKA issued warrants to purchase 20,834 shares of common stock at an exercise price of $0.60, subject to subsequent adjustments based on future issuance prices, exercisable at any time for two years.

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2017 and 2016:
	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2015	75,000	$1.60	0.67
Granted	-	-	-
Exercised	-	-	-
Expired	(75,000)	(1.60)	-
Balance, December 31, 2016	-	-	-
Granted	20,834	0.60	2.00
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2017	20,834	$0.60	1.55

NOTE 10 - GOING CONCERN

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

In order to support continued operation of the mine, LKA completed a $200,000 capital funding raise in March 2017, an additional $50,000 in April 2017 and during July 2017, entered into a limited private offering of its common stock to sell to certain accredited investors, "Units" priced at $0.48 each with a minimum investment of $10,000 with additional investment in increments of $5,000. Each Unit consists of one share of LKA Gold common stock and a "Warrant" to purchase an additional LKA Gold share of common at $0.60 (exercise price) for a period of two years from date of original subscription. During September, in conjunction with the termination of the Kinross exploration agreement, LKA terminated the limited private offering.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

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

NOTE 11 – SUBSEQUENT EVENTS

During March 2018, LKA issued 3,224,990 shares of common stock for $644,998 in convertible debenture principal and accrued interest to related party lenders.

During March 2018, LKA issued 127,952 shares of common stock for $25,590 in related party accounts payable, 405,157 shares of common stock for $81,031 of accrued wages and 68,798 shares of common stock for $13,758 of related party advances payable.

During March 2018, pursuant to an incentive compensation plan, the Company issued its Chairman and CEO, Kye Abraham, 1,750,000 shares of its common stock as compensation for milestone achievements related to the Golden Wonder exploration program and reaching resolutions on the Company's potential environmental liabilities at the Ute Ulay mine site.

During April 2018, LKA sold 2,702,703 shares of common stock for cash of $500,000, or $0.185 per share.

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

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).  Based on this evaluation, our management concluded that as of December 31, 2017, our internal controls over financial reporting were not effective due to material weaknesses identified as follows:

•	The Company lacks appropriate segregation of duties and
•	The Company has an insufficient number of employees responsible for the accounting and financial reporting functions.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2017 fiscal year, there were no changes in our internal control over financial reporting.

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

Background and Business Experience
Kye Abraham, President, Chairman of the Board Mr. Abraham is 59 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered FINRA broker/dealer and Registered Investment Adviser. Mr. Abraham is also the Managing Partner of Caldera Limited Partnership.  Mr. Abraham directs all mining and business matters for LKA.
Nanette Abraham, Secretary/Treasurer and Director. Mrs. Abraham, age 60, and, until recently was employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991.  She has been the Secretary and Director of LKA for over 10 years, and was appointed to the office of Treasurer in December 2002.

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

Involvement in Other Public Companies Registered Under the Exchange Act

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2017, there were no late filings, no failures to make filings and no unreported transactions.

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the calendar year ended December 31, 2017, there were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/17 12/31/16 12/31/15	$138,000 $138,000 $138,000	0 0 0	0 0 0	0 0 0	$138,000 $138,000 $138,000
Nannette Abraham Sec./Treas Director	12/31/17 12/31/16 12/31/15	$12,000 $12,000 $12,000	0 0 0	0 0 0	0 0 0	$12,000 $12,000 $12,000

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company's common stock as of March 31, 2018:

Ownership of Principal Shareholders

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	6,351,200(1)	(3) 23%
Common Stock	Koski Family Limited Partnership	(2) 13,638,393	(3) 50%

(1) Consists of 2,986,688 shares that are held directly by Mr. And Ms. Abraham; 2,804,560 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; 272,964 shares that are owned by Cognitive Assoc. LP of which Mr. Abraham is the Managing Partner, 32,033 shares that are owned by Cognitive Intelligence LP of which Mr. Abraham is the Managing Partner, and 254,955shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.

(2) Of this total, 6,496,250 shares are held directly by the Koski Family Limited Partnership.  The remaining 4,439,440 shares are held by associated Koski family members and entities. (includes Robert Koski open market purchases)

(3) Based on a total of  27,541,308 shares outstanding.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2017:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	2,924,302(1)	15.2% (2)
Common Stock	Nanette Abraham	(3)	15.2% (2)

(1) Consists of 25,281shares that are held directly by Mr. And Ms. Abraham; 2,467,021 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; 272,964 shares that are owned by Cognitive Associates LP of which Mr. Abraham is the Managing Partner, 32,033 shares that are owned by Cognitive Intelligence LP of which Mr. Abraham is the Managing Partner, and 127,003 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.

(2) Based on a total of 19,261,717 shares outstanding.

(3) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 2,924,302 shares that Mr. Abraham beneficially owns.

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

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, equipment, services and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. At December 31, 2017 and 2016, LKA owes Abraham & Co $23,805 and $31,500 on this obligation, respectively.

Accounts and Wages Payable

At December 31, 2017 and 2016, LKA owes $100 and $8,595, respectively, for purchases made on the personal credit card of LKA's president, Kye Abraham.  Additionally, LKA owed Kye Abraham $113,257 and $163,257 in unpaid salary at December 31, 2017 and 2016, respectively.

Notes Payable

During 2016, LKA's president, Kye Abraham, loaned LKA $5,500 in cash. During 2017, LKA's president, Kye Abraham, loaned LKA $1,100 in cash and repaid $6,600. The short-term loans did not accrue interest, were unsecured and were due upon demand.

During 2017, an entity controlled by LKA's President and Chairman, Kye Abraham, loaned LKA $7,500 in cash. The short-term loan does not accrue interest, is unsecured and is due upon demand.

Convertible Notes Payable

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

If any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion options embedded in these instruments were classified as liabilities during the years ended December 3, 2017 and 2016 in accordance with ASC 815 and LKA recognized debt discounts of $350,000 and $250,000, respectively (see Note 6).

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuances in 2016 and $7,500 on the convertible debenture issuances in 2017. The debt issuance costs are being amortized over the three year term of the convertible debentures.

During the years ended December 31, 2017 and 2016, LKA recognized $67,046 and $3,484 of interest expense from the amortization of debt discount and issuance costs, respectively.

Certain Convertible debenture holders (insiders and related parties) were notified November 6, 2017 that the current bi-annual interest payments in the amount of $30,078 would be delayed while the Company was working on new financing arrangements. During November 2017, all related party convertible debenture holders agreed to defer the semi-annual past due payment until the next scheduled payment in 2018.

Restricted Cash Guarantee

During November 2016, LKA entered into an agreement with Caldera Partners Limited Partnership (Caldera), an entity controlled by LKA's President and Chairman of the Board, Kye Abraham, to backstop guarantee the payment of accrued interest amounts due on the below mentioned convertible notes (debentures) payable. At December 31, 2017 and 2016, LKA had a requirement to reserve $28,125 and $3,750 as restricted cash to pay the second semi-annual interest payments, respectively, but had $0 and $1,101 in cash at December 31, 2017 and 2016, respectively. As such, Caldera has guaranteed the remaining $28,125 and $2,649 due at December 31, 2017 and 2016, respectively.

Caldera Funding Agreement

During November 2016, LKA entered into special financing agreement with Caldera to provide LKA up to $50,000 in funding to cover certain "must pay" obligations on a when-and-as-needed basis, before the end of March 2017. This agreement was extended during November 2017. At the point of funding, LKA has agreed to convert any amounts due into a convertible debenture which would accrue interest at 7.5% per annum, unsecured, due in three years from the date of issuance, and convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. There are no outstanding amounts under this agreement at December 31, 2017 and 2016.

Parents of the Smaller Reporting Company

LKA has no parent company.

Director Independence

We do not have any independent directors serving on our Board of Directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2017, and 2016

Fee Category	2017	2016
Audit Fees	$29,000	$27,000
Audit-related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$29,000	$27,000

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

LKA GOLD INCORPORATED

Date:	April 17, 2018	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA GOLD INCORPORATED

Date:	April 17, 2018	By:	/s/Kye Abraham
Kye Abraham, Chief Executive Officer and Director

Date:	April 17, 2018	By:	/s/Nanette Abraham
Nanette Abraham, Chief Financial Officer, Chief Accounting Officer and Director