Form 10-Q
period 2018-03-31
LKA GOLD Inc /DE/
filed 2018-05-15
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  May 15, 2018 – 27,541,308 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS

	March 31, 2018	December 31, 2017
CURRENT ASSETS
Prepaid expenses	$8,333	$833
Total Current Assets	8,333	833
FIXED ASSETS
Land, equipment, mining claims and asset retirement liabilities	849,140	849,140
Accumulated deprecation	(392,410)	(390,252)
Total Fixed Assets, Net of Accumulated Depreciation	456,730	458,888
OTHER NON-CURRENT ASSETS
Reclamation bonds	100,042	100,042

TOTAL ASSETS	$565,105	$559,763

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31, 2017	December 31, 2017
CURRENT LIABILITIES
Accounts payable	$95,595	$92,633
Accounts payable – related party	7,869	23,905
Cash overdraft	638	981
Note Payable – related party	12,702	7,500
Wastewater discharge liability	99,974	99,974
Derivative liability	80,990	341,285
Convertible notes payable – related party, net of debt issue costs and debt discount of $0 and $209,339, respectively	-	40,661
Convertible note payable, net of debt issue costs and debt discount of 35,188 and $41,868, respectively	14,812	8,132
Note payable	10,000	10,000
Accrued interest payable	7,676	38,166
Accrued wages and advances payable to officer	75,379	113,257
Total Current Liabilities	405,635	776,494
LONG-TERM LIABILITIES
Convertible notes payable – related party, net of $0 and $328,570 in debt issuance costs and debt discount, respectively	-	21,430
Convertible note payable, net of $135,981 and $139,288 in debt issuance costs and debt discount, respectively	14,019	10,712
Asset retirement obligation	122,950	122,950
Total Liabilities	542,604	931,586
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,838,605 and 19,261,717 shares issued and 24,794,981 and 19,218,093 shares outstanding, respectively	24,839	19,262
Additional paid-in capital	19,554,320	18,020,363
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(19,469,966)	(18,324,756)
Total Stockholders' Equity (Deficit)	22,501	(371,823)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$565,105	$559,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

OPERATING EXPENSES
Exploration and related costs	$-	$76,157
General and administrative	20,060	33,506
Officer salaries	238,925	37,500
Professional and consulting	2,775	25,173
Total Operating Expenses	261,760	172,336

OPERATING LOSS	(261,760)	(172,336)

OTHER INCOME (EXPENSES)
Other income	-	12,205
Loss on debt conversion	(309,406)	-
Derivative loss	(3,031)	(240,654)
Interest expense, net	(571,013)	(13,611)
Total Other Income (Expenses)	(883,450)	(242,060)

NET LOSS	$(1,145,210)	$(414,396)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.02)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,681,608	19,194,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,145,210)	$(414,396)
Items to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,158	2,158
Amortization of debt issuance costs	9,176	1,232
Amortization of debt discount	538,720	3,430
Loss on derivative	3,031	240,654
Loss on debt conversion	309,406	-
Common stock issued for compensation expenses	201,425	10,863
Changes in operating assets and liabilities
Increase in prepaid expenses and other assets	(7,500)	(7,708)
Increase in wastewater discharge liabilities	-	75,000
Increase in accounts payable and accrued expenses	25,868	20,588
Increase in accounts payable – related party	7,769	7,011
Increase in accrued wages	37,500	37,500
Net Cash Used in Operating Activities	(17,657)	(23,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	-	(28,899)
Net Cash Used in Investing Activities	-	(28,899)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash overdraft	(343)	-
Proceeds from convertible notes payable	-	200,000
Proceeds from notes payable, related party	18,000	1,100
Net Cash Provided by Financing Activities	17,657	201,100

INCREASE (DECREASE) IN CASH	-	148,533

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$148,533

CASH PAID FOR:
Interest	$200	$300
Income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for convertible debt and interest	$644,998	$-
Common stock issued for related party payable and accrued wages	$120,379	$25,500
Derivative liability retired to equity upon conversion	$263,326	$-
Discount on convertible notes payable	$-	$350,000
Convertible debt issued for accrued wages	$-	$150,000

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

The accompanying unaudited consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA's most recent audited financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

During May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts." The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application.

ASC 606 requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. LKA performed a review of its sales history and compared historical accounting policies and practices to the new standard, electing to utilize the modified retrospective transition method effective for the quarter ending March 31, 2018, with no impact to LKA's financial statements due to no sales in the past two years.

NOTE 2 -        RELATED PARTY TRANSACTIONS

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses. The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. During the three months ended March 31, 2018, Abraham & Co., Inc. agreed to exchange $23,805 in outstanding accounts payable and $1,785 in accrued interest for 127,952 shares of LKA common stock at $0.20 per share. LKA owes Abraham & Co., Inc. $4,500 and $23,805 as of March 31, 2018 and December 31, 2017, respectively.

Related Party Payables – Notes, Accounts and Wages Payable

At March 31, 2018 and December 31, 2017, LKA owes $3,369 and $100, respectively, for purchases made on the personal credit card of LKA's President, Kye Abraham.

During March 2018, LKA's President, Chairman of the Board and Director, Kye Abraham, elected to convert $75,378 in accrued wages and $5,653 in accrued interest into 405,157 shares of LKA common stock, or $0.20 per share. At March 31, 2018 and December 31, 2017, LKA owed Kye Abraham $75,379 and $113,257 in unpaid salary, respectively.

During the three months ended March 31, 2018, an affiliated entity lent LKA $18,000 on a short-term note, due upon demand. During March 2018, the affiliate entity elected to convert $12,798 in note principal and $960 in interest into 68,789 shares of common stock, or $0.20 per share.

Common Stock

During March 2018, LKA issued 1,750,000 shares of common stock to its President and Chairman, Kye Abraham, as a performance bonus valued at $201,425, or $0.12 per share.

Convertible Debentures

During March 2018, members of the Koski family, the Company's largest shareholders, LKA's President and Chairman, Kye Abraham, and an entity controlled by by LKA's President and Chairman, Kye Abraham, elected to convert a total of $600,000 in convertible debt principal and $44,998 in accrued interest into 3,224,990 shares of common stock at a price of $0.20 per share. As of March 31, 2018 and December 31, 2017, there was $0 and $600,000 in outstanding convertible debentures, respectively. As the conversion price was lower than the stated conversion rate in the convertible debt instruments, LKA recognized a loss on debt conversion of $309,406 during the three months ended March 31, 2018.

During the three months ended March 31, 2018 and 2017, LKA recognized $8,971 and $1,026 of interest expense from the amortization of debt issuance costs, respectively. During the three months ended March 31, 2018 and 2017, LKA recognized $528,937 and $2,654 of interest expense from the amortization of debt discounts, respectively.

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

On April 26, 2017, LKA issued a convertible debenture in the amount of $50,000 for cash. Principal on the Convertible Debenture is due April 26, 2020. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semiannual basis and LKA is required to retain a reserve amount of the proceeds to pay the first two semi-annual interest payments, which, if the Convertible Debentures are converted within one year, will be paid to the Convertible Debenture holders.

For all the above noted convertible debentures, if any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC 815 and LKA recognized a debt discount of $149,369 during the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, LKA recognized $9,783 and $776 of interest expense from the amortization of the debt discount, respectively.

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three year term of the convertible debenture. During the three months ended March 31, 2018 and 2017, LKA recognized $205 and $206 of interest expense from the amortization of debt issuance costs, respectively.

NOTE 4 -       DERIVATIVE LIABILITY

LKA analyzed the conversion options embedded in the convertible notes payable and convertible notes payable related party for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Notes should be classified as liabilities and recorded at fair value due to the potentially variable conversion prices.  Upon the date of issuance during the quarter ended March 31, 2017 of the convertible notes (see Notes 2 and 3), $350,000 was recorded as debt discount and $162,046 was recorded as day one loss on derivative liability

During the three months ended March 31, 2018, holders of $600,000 in convertible notes payables elected to convert their outstanding principal into common stock (see Note 2). Upon conversion of the debt principal, the related derivative liabilities were extinguished to additional paid-in capital.

During the three months ended March 31, 2018, LKA recorded a loss of $3,031 on mark-to-market of the conversion options. During the three months ended March 31, 2017, LKA recorded a loss of $78,608 on mark-to-market of the conversion options.

The following table summarizes the derivative liabilities included in the consolidated balance sheets at March 31, 2018 and December 31, 2017:

Balance, December 31, 2017	$341,285
Reclass to equity conversion	(263,326)
Loss on change in fair value	3,031
Balance, March 31, 2018	$80,990

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the three months ended March 31, 2018 include (1) risk-free interest rates of 1.93% - 2.41%, (2) lives of between 0.51 and 3.12 years, (3) expected volatility between 224% - 271%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 -      NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up ("remediation") activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon  discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency's (the "EPA") regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA's status as a "de minimis" participant and the fact that remediation activities are focused on property located largely outside of LKA's permitted operating area, LKA management expects this project will have a negligible impact on the LKA's financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of March 31, 2018. Actual completion of remediation work at the site was completed in late 2014 by the EPA. The EPA has not yet issued its notice of final determination.

NOTE 6 -       WASTEWATER DISCHARGE LIABILITY

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2016, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Additional work is going to be required to modify and upgrade the mine's water treatment process in 2017 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above.  It is currently expected that discussions with the CDPHE will be concluded by the end of 2018 and that any financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. If LKA is unsuccessful in achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit. As a result, LKA has accrued a liability of $99,974 and $99,974 as of March 31, 2018 and December 31, 2017, respectively, as there is no better estimate of the amount of loss within this range.

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

In order to support continued operation of the mine, LKA completed a $500,000 capital funding raise in April 2018 and will need raise additional funds to support operations during 2018.

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

NOTE 8 -       SUBSEQUENT EVENTS

During April 2018, LKA sold 2,702,703 shares of common stock for $500,000, or $0.185 per share to related parties.

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

Results of Operations

For The Three Months Ended March 31, 2018 Compared to The Three Months Ended March 31, 2017

LKA had no revenues during the three months ended March 31, 2018 and 2017.

Exploration expenses decreased $76,157, or 100%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Exploration expense decreased due to the temporary cessation of exploration activity in late 2017.

Professional fees decreased by $22,398 during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, or approximately 89%.

General and administrative expenses decreasing by $13,446, or approximately 40% in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to a $10,864 expense in 2017 from the conversion of related party debt at a discount.

Officer salaries and bonuses increased $201,425, or 537% during the three months ended March 31, 2018, compared to $37,500 during the three months ended March 31, 2017. The increase is mainly due to the valuation of 1,750,000 shares of common stock issued to our President and Chairman as a bonus valued at $201,425 during the three months ended March 31, 2018.

We incurred an operating loss of $261,760 during the three months ended March 31, 2018, as compared to an operating loss of $172,336 in the three months ended March 31, 2017. The $89,424, or approximately 52% increase, is mainly due to the increase valuation of 1,750,000 shares of common stock issued to our President and Chairman as a bonus valued at $201,425 during the three months ended March 31, 2018.

We incurred total other expenses of $883,450 during the three months ended March 31, 2018, as compared to $242,060 in the three months ended March 31, 2017. The $641,390, or approximately 265% increase is mainly due to a $575,402 increase in interest expense as well as the recognition of a one-time loss on debt conversion of $309,406 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in interest expense is mainly due the recognition of $547,896 in debt issuance and discount amortization during the three months ended March 31, 2018. We also recognized a $3,031 loss on derivatives during the three months ended March 31, 2018, compared to a $240,654 loss on derivatives in the comparable period. We also recognized $12,205 in gains from the sale of mining claims during the three months ended March 31, 2017, we had no such gains in the comparable 2018 period.

Net loss totaled $1,145,210, or $0.06 per share, in the three months ended March 31, 2018, compared to a net loss of $414,396, or $0.02 per share in the three months ended March 31, 2017.

Liquidity

Current assets at March 31, 2018 totaled $8,333 in prepaid expenses, as compared to $833 in prepaid expenses at December 31, 2017.

During the three months ended March 31, 2018, our operating activities used net cash of $17,657, compared to $23,668 in the comparable 2016 period.  During the three months ended March 31, 2018, no cash was provide by investing activities, compared to cash used of $28,899 during the period ended March 31, 2017.  Financing activities provided cash of $17,657 and $201,100 during the three months ended March 31, 2018 and 2017, respectively, mainly from the issuance of related party debt.

At March 31, 2018, the Company had a working capital deficit of $397,302, as compared to $775,661 at December 31, 2017.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During March 2018, Abraham & Co., Inc., an affiliate entity, agreed to exchange $23,805 in outstanding accounts payable and $1,785 in accrued interest for 127,952 shares of LKA common stock at $0.20 per share.

During March 2018, LKA's President, Chairman of the Board and Director, Kye Abraham, elected to convert $75,378 in accrued wages and $5,653 in accrued interest into 405,157 shares of LKA common stock, or $0.20 per share.

During March 2018, an affiliated entity elected to convert $12,798 in note principal and $960 in interest into 68,789 shares of common stock, or $0.20 per share.

During March 2018, members of the Koski family, the Company's largest shareholders, LKA's President and Chairman, Kye Abraham, and an entity controlled by LKA's President and Chairman, Kye Abraham, elected to convert a total of $600,000 in convertible debt principal and $44,998 in accrued interest into 3,224,990 shares of common stock at a price of $0.20 per share.

During April 2018, LKA sold 2,702,703 shares of common stock for $500,000, or $0.185 per share to related parties. Funds are to be used to restart exploration activity at the Golden Wonder mine.

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the three months ended March 31, 2018, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors.

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

LKA GOLD INCORPORATED

Date:	May 15, 2018	By:	/s/Kye Abraham
Kye Abraham, Chief Executive Officer, President, Chairman of the Board and Director

Date:	May 15, 2018	By:	/s/Nanette Abraham
Nanette Abraham,Chief Financial Officer, Secretary, Treasurer and Director