Form 10-Q
period 2018-09-30
LKA GOLD Inc /DE/
filed 2018-11-27
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  November 14, 2018 – 27,741,361 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS

	September 30, 2018	December 31, 2017
CURRENT ASSETS
Cash	$176,286	$-
Prepaid expenses	3,333	833
Total Current Assets	179,619	833
FIXED ASSETS
Land, equipment, mining claims and asset retirement liabilities	849,140	849,140
Accumulated deprecation	(396,726)	(390,252)
Total Fixed Assets, Net of Accumulated Depreciation	452,414	458,888
OTHER NON-CURRENT ASSETS
Reclamation bonds	134,388	100,042

TOTAL ASSETS	$766,421	$559,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30, 2018	December 31, 2017
CURRENT LIABILITIES
Accounts payable	$117,397	$92,633
Accounts payable – related party	4,376	23,905
Cash overdraft	-	981
Note Payable – related party	12,702	7,500
Wastewater discharge liability	99,974	99,974
Derivative liability	42,486	341,285
Convertible notes payable – related party, net of debt issue costs and debt discount of $0 and $209,339, respectively	-	40,661
Convertible note payable, net of debt issue costs and debt discount of $74,263 and $41,868, respectively	75,737	8,132
Note payable	10,000	10,000
Accrued interest payable	8,851	38,166
Accrued wages and advances payable to officer	49,989	113,257
Total Current Liabilities	421,512	776,494
LONG-TERM LIABILITIES
Convertible notes payable – related party, net of $0 and $328,570 in debt issuance costs and debt discount, respectively	-	21,430
Convertible note payable, net of $44,731 and $139,288 in debt issuance costs and debt discount, respectively	5,269	10,712
Asset retirement obligation	122,950	122,950
Total Liabilities	549,731	931,586
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 27,741,308 and 19,261,717 shares issued and 27,597,684 and 19,218,093 shares outstanding, respectively	27,741	19,262
Additional paid-in capital	20,088,377	18,020,363
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(19,812,736)	(18,324,756)
Total Stockholders' Equity (Deficit)	216,690	(371,823)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$766,421	$559,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2018	2017	2018	2017

OPERATING EXPENSES
Exploration and related costs	16,552	-	28,179	89,769
General and administrative	101,758	26,921	180,669	107,695
Officer salaries	37,500	37,500	313,925	112,500
Professional and consulting	9,472	1,256	63,581	55,268
Total Operating Expenses	165,282	65,677	586,354	365,232

OPERATING LOSS	(165,282)	(65,677)	(586,354)	(365,232)

OTHER INCOME (EXPENSES)
Other income	3,299	-	3,299	12,205
Gain (loss) on debt conversion	-	-	(309,406)	-
Derivative gain	33,134	599,871	35,473	285,183
Interest expense, net	(38,332)	(49,456)	(630,992)	(113,606)
Total Other Income (Expenses)	(1,899)	550,415	(901,626)	183,782

NET INCOME (LOSS)	$(167,181)	$484,738	$(1,487,980)	$(181,450)
BASIC NET INCOME (LOSS) PER SHARE	$(0.00)	$0.03	$(0.06)	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,741,308	19,198,845	25,080,093	19,181,832
FULLY DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.06)	$(0.02)
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,741,308	22,398,845	25,080,093	22,381,832

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,487,980)	$(181,450)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,474	6,473
Amortization of debt issuance costs	9,593	5,138
Amortization of debt discount	590,478	68,954
(Gain) on derivative	(35,473)	(285,183)
Loss on debt conversion	309,406	-
Common stock issued for compensation expenses	201,425	-
Common stock issued for services	36,960	21,645
Changes in operating assets and liabilities
Increase in prepaid expenses and other assets	(2,500)	(2,708)
Increase in accounts payable and accrued expenses	48,846	80,729
Increase in accounts payable – related party	4,274	4,746
Increase in accrued wages	12,110	62,500
Net Cash Used in Operating Activities	(306,387)	(219,156)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for reclamation bond	(34,346)	-
Net Cash Used in Operating Activities	(34,346)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(981)	-
Proceeds from convertible debt		50,000
Proceeds from convertible debt, related party		200,000
Proceeds from notes payable, related party	18,000	1,100
Payments on notes payable, related party		(6,600)
Cash paid for debt issuance costs		(7,500)
Common stock issued for cash	500,000	10,000
Net Cash Provided by Financing Activities	517,019	247,000

INCREASE IN CASH AND RESTRICTED CASH	176,286	27,844

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	-	1,101

CASH AND RESTRICTED CASH AT END OF PERIOD	$176,286	$28,945

CASH PAID FOR:
Interest	$6,525	$15,899
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related party payable and accrued wages	$120,379	$25,500
Common stock issued for convertible debt and interest – related parties	$644,998	$-
Derivative liability reclassified to equity upon conversion	$263,325	$-
Discount on convertible notes payable	$-	$400,000
Convertible debt issued for accrued wages	$-	$150,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
September 30, 2018
NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

LKA Gold Incorporated ("LKA" or the "Company") is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA's most recent audited financial statements. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

LKA had previously excluded restricted cash from the "Total Cash" and included the change in restricted cash balances in investing activities. As such, amounts presented in the nine months ended September 30, 2017 statement of cash flows have been changed to include $28,945 in restricted cash in the newly titled "Total Cash and Restricted Cash Ending Balance" as of September 30, 2017. Additionally, $1,101 in restricted cash as of December 31, 2016 is now reflected in the "Cash and Restricted Cash at Beginning of Period" balance.

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

For the three and nine months ended September 30, 2018, the Company realized a net loss, resulting in outstanding warrants, and outstanding convertible debt having an antidilutive effect.

The calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2017 are as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Basic Net (Loss) Income Per Share:
Numerator:
Net income (loss)	$484,738	$(181,450)
Denominator
Weighted-average common shares outstanding	19,198,845	19,181,832

Basic net (loss) income per share	$0.03	$(0.01)

Diluted Net Loss Per Share:

Numerator:
Net income (loss)	$484,738	$(181,450)
Gain on fair value and interest expense on convertible debt	(544,831)	(177,192)
Diluted net loss	$(60,093)	$(358,642)
Denominator:
Weighted-average common shares outstanding	19,198,845	19,181,832
Convertible debt	3,200,000	3,200,000
Weighted average shares used in computing diluted net loss per share	22,398,845	22,381,832

Diluted net loss per share	$(0.00)	$(0.02)

NOTE 2 -        RELATED PARTY TRANSACTIONS

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses. The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. During the nine months ended September 30, 2018, Abraham & Co., Inc. agreed to exchange $23,805 in outstanding accounts payable and $1,785 in accrued interest for 127,952 shares of LKA common stock at $0.20 per share. LKA owes Abraham & Co., Inc. $3,500 and $23,805 as of September 30, 2018 and December 31, 2017, respectively.

Related Party Payables – Notes, Accounts and Wages Payable

At September 30, 2018 and December 31, 2017, LKA owes $876 and $100, respectively, for purchases made on the personal credit card of LKA's President, Kye Abraham.

During March 2018, LKA's President, Chairman of the Board and Director, Kye Abraham, elected to convert $75,378 in accrued wages and $5,653 in accrued interest into 405,157 shares of LKA common stock, or the market price of the common stock on the date of issuance of $0.20 per share. At September 30, 2018 and December 31, 2017, LKA owed Kye Abraham $49,989 and $113,257 in unpaid salary, respectively.

During the nine months ended September 30, 2018, an affiliated entity lent LKA $18,000 on a short-term note, due upon demand. During March 2018, the affiliate entity elected to convert $12,798 in note principal and $960 in interest into 68,789 shares of common stock, or the market price of the common stock on the date of issuance of $0.20 per share. The balance of the note is $12,702 at September 30, 2018.

Common Stock

During March 2018, LKA issued 1,750,000 shares of common stock to its President and Chairman, Kye Abraham, as a performance bonus valued at $201,425, or the market price of the common stock on the date of issuance of $0.12 per share.

During April 2018, LKA sold 2,702,703 shares of its common stock to members of the Koski family, the Company's largest shareholders ("Koski"), for $500,000 cash.

Convertible Debentures

During March 2018, members of the Koski family, LKA's President and Chairman, Kye Abraham, and an entity controlled by LKA's President and Chairman, Kye Abraham, elected to convert a total of $600,000 in convertible debt principal and $44,998 in accrued interest into 3,224,990 shares of common stock at a price of $0.20 per share. As of September 30, 2018 and December 31, 2017, there was $0 and $600,000 in outstanding convertible debentures, respectively. As the conversion price was lower than the stated conversion rate in the convertible debt instruments, LKA recognized a loss on debt conversion of $309,406 during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018 and 2017, LKA recognized $8,970 and $2,065 of interest expense from the amortization of debt issuance costs, respectively. During the nine months ended September 30, 2018 and 2017, LKA recognized $528,939 and $31,754 of interest expense from the amortization of debt discounts, respectively.

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

For all the above noted convertible debentures, if any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the potential variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC 815 and LKA recognized a debt discount of $199,369. During the nine months ended September 30, 2018 and 2017, LKA recognized $61,542 and $60,295 of interest expense from the amortization of the debt discount, respectively.

LKA incurred $12,500 in debt issuance costs on the convertible debenture issuance. The debt issuance costs are being amortized over the three-year term of the convertible debenture. During the nine months ended September 30, 2018 and 2017, LKA recognized $620 and $4,515 of interest expense from the amortization of debt issuance costs, respectively.

NOTE 4 -       DERIVATIVE LIABILITY

LKA analyzed the conversion options embedded in the convertible notes payable and convertible notes payable related party for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Notes should be classified as liabilities and recorded at fair value due to the potentially variable conversion prices.  Upon the date of issuance of the convertible notes (see Notes 2 and 3), $350,000 was recorded as debt discount and $162,046 was recorded as day one loss on derivative liability

During the nine months ended September 30, 2018, holders of $600,000 in convertible notes payables elected to convert their outstanding principal into common stock (see Note 2). Upon conversion of the debt principal, the related derivative liabilities were extinguished to additional paid-in capital.

During the nine months ended September 30, 2018, LKA recorded a gain of $35,473 on mark-to-market of the conversion options. During the nine months ended September 30, 2017, LKA recorded a loss of $494,995 on mark-to-market of the conversion options.

The following table summarizes the derivative liabilities included in the consolidated balance sheets at September 30, 2018 and December 31, 2017:

Balance, December 31, 2017	$341,285
Reclass to equity conversion	(263,326)
Gain on change in fair value	(35,473)
Balance, September 30, 2018	$42,486

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the nine months ended September 30, 2018 include (1) risk-free interest rates of 1.93% - 2.88%, (2) lives of between 0.06 and 3.07 years, (3) expected volatility between 119% - 404%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 -      NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up ("remediation") activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency's (the "EPA") regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA's status as a "de minimis" participant and the fact that remediation activities are focused on property located largely outside of LKA's permitted operating area, LKA management expects this project will have a negligible impact on the LKA's financial condition.  Accordingly, pursuant to generally accepted accounting principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of September 30, 2018. Actual completion of remediation work at the site was completed in late 2014 by the EPA. The EPA has not yet issued its notice of final determination.

NOTE 6 -        WASTEWATER DISCHARGE LIABILITY

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2016, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Additional work is going to be required to modify and upgrade the mine's water treatment process in 2017 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above.  It is currently expected that discussions with the CDPHE will be concluded by the end of 2018 and that any financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. If LKA is unsuccessful in achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit. As a result, LKA has accrued a liability of $99,974 and $99,974 as of September 30, 2018 and December 31, 2017, respectively, as there is no better estimate of the amount of loss within this range.

NOTE 7 -        COMMON STOCK

During March 2018, Abraham & Co., Inc., an affiliate entity, agreed to exchange $23,805 in outstanding accounts payable and $1,785 in accrued interest for 127,952 shares of LKA common stock at the market price of the common stock on the date of issuance of $0.20 per share.

During March 2018, LKA's President, Chairman of the Board and Director, Kye Abraham, elected to convert $75,378 in accrued wages and $5,653 in accrued interest into 405,157 shares of LKA common stock, or the market price of the common stock on the date of issuance of $0.20 per share.

During March 2018, an affiliated entity elected to convert $12,798 in note principal and $960 in interest into 68,789 shares of common stock, or the market price of the common stock on the date of issuance of $0.20 per share.

During March 2018, members of the Koski family, the Company's largest shareholders, LKA's President and Chairman, Kye Abraham, and an entity controlled by LKA's President and Chairman, Kye Abraham, elected to convert a total of $600,000 in convertible debt principal and $44,998 in accrued interest into 3,224,990 shares of common stock at the market price of the common stock on the date of issuance of $0.20 per share.

During April 2018, LKA sold 2,702,703 shares of common stock for $500,000, or the market price of the common stock on the date of issuance of $0.185 per share to related parties. Funds are to be used to restart exploration activity at the Golden Wonder mine.

During April 2018, LKA issued 100,000 shares of common stock for consulting services valued at $18,970, or the market price of the common stock on the date of issuance of fair market value of $0.19 per share.

During June 2018, LKA issued 100,000 shares of common stock for promotion services valued at $17,990, or the market price of the common stock on the date of issuance of fair market value of $0.18 per share.

During the nine months ended September 30, 2018, LKA recognized $309,406 in loss on debt conversion based on the fair market value of the common stock issued compared to debt and interest converted.

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

NOTE 9 – SUBSEQUENT EVENTS

During November 2018, the Company lost its defense to a vendor lawsuit, resulting in a judgement against the Company in the amount of approximately $72,900 plus attorney fees. As a result, the Company accrued an additional $50,000 as of September 30, 2018 to cover the estimated amount of the judgement. The Company intends to appeal the decision.

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

Results of Operations

For The Three Months Ended September 30, 2018 Compared to The Three Months Ended September 30, 2017

LKA had no revenues during the three months ended September 30, 2018 and 2017.

Exploration expenses increased $16,552 in the three months ended September 30, 2018 compared to $0 during the three months ended September 30, 2017. Exploration expenses are minimal due to the temporary cessation of exploration activity in late 2017.

Professional fees increased by a negligible amount of $8,216 during the three months ended September 30, 2018, compared to $1,256 during the three months ended September 30, 2017.

General and administrative expenses increased by $74,837 to $101,758, or approximately 278% in the three months ended September 30, 2018, compared to $26,921 during the three months ended September 30, 2017.

Officer salaries and bonuses were $37,500 during the three months ended September 30, 2018 and 2017.

We incurred an operating loss of $165,282 during the three months ended September 30, 2018, as compared to an operating loss of $65,677 in the three months ended September 30, 2017. The $99,605, or approximately 152% increase, is mainly due to the increase in general and administrative expenses and exploration costs, as wells as a slight increase in professional fees as discussed above.

We recognized total other expense of $1,899 during the three months ended September 30, 2018, as compared to $550,415 in other income for the three months ended September 30, 2017. The $552,314, or approximately 100% decrease is mainly due to a $566,737 decrease in gain on derivatives during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Additionally, there was an $11,124, or approximately 22% decrease in interest expense during the three months ended September 30, 2018 compared to the comparable period in 2017 due to the reduction of related party convertible debt and debt discount amortization.

Net loss totaled $(167,181) or $(0.00) per share, in the three months ended September 30, 2018, compared to net income of $484,738, or $0.03 per share in the three months ended September 30, 2017. The $651,919, or approximately 100% decrease, is mainly due to the $552,314 decrease in other income as well as a $99,605 increase in operating expenses, as discussed above.

For The Nine months Ended September 30, 2018 Compared to The Nine months Ended September 30, 2017

LKA had no revenues during the nine months ended September 30, 2018 and 2017.

Exploration expenses decreased $61,590, or approximately 69%, to $28,179 in the nine months ended September 30, 2018 compared to $89,769 during the nine months ended September 30, 2017. Exploration expenses are minimal due to the temporary cessation of exploration activity in late 2017 and early 2018.

Professional fees remained flat at $63,581 during the nine months ended September 30, 2018, compared to $55,268 during the nine months ended September 30, 2017.

General and administrative expenses increased to $180,669 in the nine months ended September 30, 2018, compared to $107,695 during the nine months ended September 30, 2017. The $72,974, or 68% increase, is mainly due to an accural of $50,000 for litigation and a $15,315 increase in stock issued for consulting services during the nine months ended September 30, 2018.

Officer salaries and bonuses increased $201,425, or 179% during the nine months ended September 30, 2018, compared to $112,500 during the nine months ended September 30, 2017. The increase is due to the valuation of 1,750,000 shares of common stock issued to our President and Chairman as a bonus valued at $201,425 during the nine months ended September 30, 2018.

We incurred an operating loss of $586,354 during the nine months ended September 30, 2018, as compared to an operating loss of $365,232 in the nine months ended September 30, 2017. The $221,122, or approximately 61% increase, is mainly due to the valuation of 1,750,000 shares of common stock issued to our President and Chairman as a bonus valued at $201,425 during the nine months ended September 30, 2018 as discussed above.

We incurred total other expenses of $901,626 during the nine months ended September 30, 2018, as compared to other income of $183,782 in the nine months ended September 30, 2017. The $1,085,408, or approximately 591% increase is mainly due to a $517,386 increase in in interest expense during the nine months ended September 30, 2018 compared to the comparable period in 2017 due to the early conversion of related party convertible debt and recognition of the remaining related debt discount to interest expenses. Additionally, there was a $306,107 one-time net loss on debt conversion and extinguishment during the nine months ended September 30, 2018 and a gain on derivative of $35,473 during the nine months ended September 30, 2017 compared to a gain of $285,183 during the nine months ended September 30, 2018.

Net loss totaled $1,487,980, or $0.06 per share, in the nine months ended September 30, 2018, compared to a net loss of $181,450, or $0.01 per share in the nine months ended September 30, 2017. The $1,306,530, or approximately 720% increase, is mainly due to the $1,085,408 increase in other expenses as discussed above.

Liquidity

Current assets at September 30, 2018 totaled $179,619 and is mostly comprised of $176,286 of cash well as $3,333 in prepaid expenses, as compared to $833 in prepaid expenses at December 31, 2017.

During the nine months ended September 30, 2018, our operating activities used net cash of $306,387, compared to $219,156 in the comparable 2017 period. Cash flows from investing activities during the nine months ended September 30, 2018 were from the payment of $34,346 for reclamation bonds, there were no cash flows from investing activities in the comparable 2017 period. Financing activities provided cash of $517,019 and $247,000 during the nine months ended September 30, 2018 and 2017, respectively. The increase in cash provided from financing activities is mainly due to the issuance of 2,702,703 shares of common stock for $500,000 cash during the nine months ended September 30, 2018, compared to proceeds of $260,000 from the issuance of common stock for cash and related and third party debt in the comparable 2017 period.

At September 30, 2018, the Company had a working capital deficit of $241,893, as compared to $775,661 at December 31, 2017.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During June 2018, LKA issued 100,000 shares of common stock for promotion services valued at $17,990, or the fair market value of $0.18 per share.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuance of the Shares did not involve any public offering.

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

The Company is the owner of the Golden Wonder Mine (the "Mine") located near Lake City, Colorado.  The Mine is subject to the jurisdiction and regulation of the Mine Safety and Health Administration, ("MSHA") a division of the U.S. Department of Labor.   As of the date of this report, the Mine is in compliance with all mine safety requirements of MSHA.

Item 5. Other Information.

None.

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

LKA GOLD INCORPORATED

Date:	November 26, 2018	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	November 26, 2018	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director