Form 10-K
period 2018-12-31
LKA GOLD Inc /DE/
filed 2019-04-25
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2018

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
(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes [  ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

The market value of the voting and non-voting common stock is $1,394,409 based on  7,746,715 shares held by non-affiliates. The shares were valued at $0.18 per share, that being the closing price on June 30, 2018, the last business day of the registrant's most recently completed second quarter.  Gary makes this computation

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of April 22, 2018, the registrant had 27,697,684 shares of common stock outstanding.

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

Description of Business

Exploratory Mining:
LKA's initial early exploration program, which began in November 2008, involved exploratory mining, underground drilling, sampling, and assaying for the purpose of identifying new production zones within the mine or extensions of previous production zones beyond the mine's existing workings. Exploration efforts were focused on identifying new bonanza-grade ore zones similar to the high-grade zones (veins) within the mine that previously yielded, during commercial production, over 133,701 oz. of gold at an average ore grade of 16.01 ounces gold per ton. Drilling and drifting (exploratory mining) along the vein structure was LKA's primary method of exploration, the same method which lead to the discovery of the first high-grade gold deposit. Vein material extracted during the entire exploration process has yielded 7,730 ounces of gold with a net value, at the time of sale, of $5,930,380. Sales of enriched vein material have offset a majority of LKA's exploration cost to date. LKA has, as of the date of this report, shipped and sold 38 bulk samples of crushed, enriched vein material containing 4,910 ounces of gold. Net receipts from gold sales during this period have exceeded $5.17 million. Shipments for 2009 - 2015 are as follows:

Ave Grade
	Tons	Oz/ton	Gold (Oz)
2009	88	3.82	337
2010	559	1.07	599
2011	454	1.44	653
2012	861	1.55	1,335
2013	732	1.13	830
2014	439	2.10	925
2015	118	1.95	231

There were no shipments or exploratory mining during 2017 and 2018 due to a shift in LKA's exploration strategy which was to be partially determined by, and dependent on, the Kinross exploration results. To date, all shipments of gold bearing vein material have been made to TCB International, Klondex Mines, Teck, Yukon- Nevada Gold, Kinross Gold Corp and Freeport McMoRan. Currently there are no established reserves and all of LKA's efforts are exploratory in nature. Detailed information concerning these shipments and earlier commercial production may can be found on the Company's website at: http://lkagold.com/Home.html

Kinross Surface Evaluation & Drilling Program (2015-2017):
In early July 2015, LKA executed an "Exploration Agreement & Option" with Kinross Gold U.S.A., Inc. for the purpose of expanding its Golden Wonder Mine exploration beyond LKA's active workings Through July of 2017, Kinross geologists conducted a comprehensive geochemical analysis and mapping of the surface area on and around the Golden Wonder mine and subsequently conducted a drilling program designed to test at least six newly discovered areas (hereinafter referred to as faults/halos/zones/targets) possessing geochemical characteristics similar to those found at the original Golden Wonder deposit. Kinross drilled only five holes from two of the four permitted drill sites. Despite what LKA management and the Company's experts considered encouraging results that warranted follow-up drilling, Kinross informed LKA in September of 2017 that they were discontinuing the exploration program. All exploration results (surface evaluation, drilling, mapping, and assays) results were provided to LKA before Kinross terminated the exploration program.
Newly Discovered Structures by Kinross:
 The existence of multiple fault zones and geochemistry halos (potential locations for new high-grade ore zones) immediately up the hill, and for a substantial distance, beyond the original Golden Wonder discovery, provide exploration guides for the property that were not previously defined or understood. These structures are now the focal points for future Golden Wonder exploration....the search for additional high-grade ore shoots. Consequently, in the opinion of LKA's project geologist, LKA's exploration risk, in terms of money required to identify prospective targets, may have been significantly reduced.
Proposed Drilling Plan (2019):
 The newly planned Golden Wonder drilling program by LKA will be driven by the information and data generated by the Kinross exploration program. Kinross completed a very limited five-hole program that tagged mineralization on or near three structures. Their holes 16-01 and 16-02 apparently were drilled to test a structure they named the Red Cloud vein that is just north of and parallel to the Golden Wonder vein and to continue to the Golden Wonder vein. Hole 16-01 intersected two zones of anomalous gold mineralization that may represent these structures, but high in the system above the boiling zone. Holes 17-03 and 17-04 were likely drilled to intersect the Golden Wonder vein northeast of the historic workings. Both holes hit gold-bearing telluride. Where the vein was intersected, contact was made both above and below the projected boiling zone horizon, which is where ore would most likely occur.

Despite that, the holes intersected mineralization, suggesting the ore system continues northward and eastward. Hole 17-05 was likely drilled to test the 3 Cabin zone near its intersection with the Golden Wonder vein. Although the hole hit spots with anomalous gold in the upper and middle potions of the hole, it appears to have been drilled east of the structure and not to have reached the Golden Wonder vein.
According to LKA project geologist, Rauno Perttu, "…It is important to remember that the Golden Wonder ore body, although extremely high-grade and valuable, was very limited in area. This means individual drill holes can miss a new ore shoot even when drilling across an ore-bearing structure. The mineralization in Kinross's drill holes suggests they hit potential ore structures even if they didn't hit another Golden Wonder style ore shoot. They also didn't drill their best newly identified targets, probably because they are located further out from the historic workings."
LKA's proposed drilling program plans to follow up on the new information. The initial holes LKA plans to drill next are follow-ups on Kinross's drilling, hopefully to be followed by testing of the step-out targets.
•	The Golden Wonder structure near the mineralization in holes 17-03 and 17-04 needs to be drilled in the boiling zone elevation, which is below hole 17-03 and above hole 17-04.
•	The Golden Wonder zone should also be tested along its extension to the 3 Cabin zone. This area contains a wide surface soil anomaly and remains completely untested.
•
The 3 Cabin zone is defined by numerous historic shafts and prospect pits. The intersection of the Golden Wonder structure and 3 Cabin zone also shows a widening and strengthening of the soil geochemical anomaly. The Cabin zone and its intersection with the Golden Wonder structure need to be drilled. Although hole 17-05 had spots of mineralization, it did not intersect the 3 Cabin zone, and likely did not reach the Golden Wonder structure, at least at the favorable elevation.

•
The soil anomaly at the intersection of the projected Golden Wonder structure with the Horse Creek fault, in the area where Kinross mapped 3 parallel faults in close proximity, is a location that should be a high priority for drilling.

Permitting for LKA's proposed drilling plans was completed in 2018. LKA's 2019 drilling program is dependent upon securing sufficient financing, currently estimated at $250,000.  Mr. Perttu's report to LKA management dated October 17, 2018 entitled The Importance of the Kinross Golden Wonder Discoveries and How to Maximize LKA's Opportunity can be found on the Company's website at:
https://lkagold.com/wp-content/uploads/2018/11/R-Perttu-GW-Report-10-18.pdf

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

Dependence on One or a Few Major Customers

In North America, there are a limited number of ore buyers capable of processing Golden Wonder ore efficiently. Accordingly, we are highly dependent upon securing and maintaining good sales terms with a relatively small number of customers, most of whom are major gold producers. Failure to obtain adequate terms of sale from these few customers would cause severe disruption to our operations. From 1984-2006 (initial exploration and commercial production) Golden Wonder ore and concentrates were sold almost exclusively to ASARCO and Barrick Gold Corp. During LKA's current exploration program (2009-2014) the majority of sales were made to one customer, Kinross Gold Corp, with lesser amounts sold to Teck, Yukon-Nevada Gold, Freeport McMoRan, TCB International and Klondex Mines. During 2015, all of our sales were made to Klondex Mines, there were no sales made during 2016, 2017 or 2018.

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

Colorado Department of Health and Environment ("CDPHE") Notice of Violation and Corrective Actions.
During the fourth quarter of 2014, LKA received a Notice of Violation ("NOV") from CDPHE for failure to meet certain requirements of the Company's wastewater discharge permit. Specifically, the NOV asserts that LKA failed to properly monitor and report required effluent parameters during certain periods, beginning in the second quarter of 2010 and ending in the second quarter of 2012. The NOV further asserts that LKA failed to install flow measuring and charting devices to record a very small seasonal effluent "seep" emanating from the toe of the Golden Wonder waste dump. The seep, normally averaging less than 50 gpm at its max flow rate, is normally observable for fewer than 70 days during the spring run-off then dries up in early summer. During 2015, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it was in compliance with the terms of its permit. Upon completion of these corrective actions, CDPHE notified Company management during the fourth quarter of 2015, that significant financial penalties would be assessed for the period of alleged non-compliance. The notice of a substantive penalty assessment was unexpected by LKA management and inconsistent with previous CDPHE compliance related notices received by LKA. Management has been actively engaged in settlement negotiations with CDPHE to determine a reasonable and situation-appropriate level of penalty assessment. It is currently expected that these discussions will be concluded during 2019 and that the financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. Management believes that this level of penalty is not situation-appropriate given the minor level and seasonality of the seep and the lack of observable and any measurable environmental impact. This will be the first time LKA has been assessed a financial penalty of significant size for any mining-related permit. Work is required to modify and upgrade the mine's water treatment process in 2019 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above.  An updated NOV incorporating the previous violations (substantially the same as those discussed above) and ongoing violations concerning exceedances of certain permit parameters (iron and copper) was issued by CDPHE on March 20, 2017. Engineering and lab testing is ongoing and further modifications (upgrades) to the Company's water treatment system is scheduled for late spring or early summer of 2019. Once completed, LKA expects improvements to its water treatment system will meet or exceed regulatory requirements. If LKA is unsuccessful is achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit.

Ute Ulay Reclamation
In 2002, the Federal Bureau of Land Management (the "BLM") advised us of its desire to extend to the Ute-Ulay Property certain environmental cleanup ("remediation") activities that it was conducting on neighboring properties that we do not own. The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006. These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area. The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present. The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million. Under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or, as in this case, the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  Due to the Company's status as a "de minimis" participant, and the fact that remediation activities were focused largely on property located largely outside of LKA's permitted operating area, in addition to sizeable contributions made by LKA to the remediation action, management expects the final determination of the Company's liability (cost) for this remediation project will have a negligible impact on the Company's financial condition. Accordingly, pursuant to Generally Accepted Accounting Principles, no liability for this project has been recorded on the Company's books and records. Recent as well as ongoing discussions between LKA and EPA legal counsel lead management to believe that this issue will be resolved in a manner which will not be inconsistent with management's assessment as described above. However, until LKA actually receives a final determination notice from EPA, there can be no guarantee that EPA will ultimately agree with management's assessment of the Company's liability. EPA's remediation of this property was completed in June 2014 at a cost of $1.2 million. The Company has received no notice from the EPA indicating further LKA liability. Further information and videos describing the Ute-Ulay reclamation project can be found on the Company's website at: http://lkagold.com/Ute_Ulay.html

Number of Total Employees and Number of Full Time Employees

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

Office Space.

We currently lease approximately 750 square feet of office space located at 3724 47th Street Ct. N.W., Gig Harbor, Washington. Effective as of January 1, 2005, we paid monthly rent of $1,300 to Abraham & Co., Inc. a FINRA member broker/dealer which is controlled by our President, Kye A. Abraham. This rent includes the use of the office space, bookkeeping services, telephone, office supplies, utilities, internet, computers and photocopiers. The lease arrangement is a month-to-month oral lease with Abraham & Co. and the payment amount increased to $1,500 per month in 2007 to keep pace with increased costs. To assist LKA in preserving its financial resources for anticipated operations in 2017 and 2018, Abraham & Co. agreed, on multiple occasions, to accept common stock in lieu of cash for a substantial portion of these amounts due from LKA. Specifics on this arrangement are described in the attached Notes to the Consolidated Financial Statements.

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

On May 17, 2016, W.R. Hansen filed suit against the Company in the U.S. District Court of Colorado alleging wrongful termination of a drilling contract.  He claimed damages of at least $90,280.  The case went to trial in November, 2018, and resulted in a judgment against the Company for $72,900 plus costs in the amount of $2,161.37.  Hansen has a pending motion for attorney's fees in the amount of $38,049, a motion LKA has not opposed.  Hansen is also seeking prejudgment interest in the amount of $26,627 which the Company is opposing.  LKA plans to appeal all judgments against it in this case.

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

During the year ended December 31, 2018, officials from MSHA did not inspect the Mine due to temporary cessation of underground operations. No citations for violations were issued.

As of the date of this report, the Mine is in compliance with all requirements of MSHA.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. ("FINRA") under the symbol "LKAI".

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2017 and 2018.  These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2017 through March 31, 2017	$0.68	$0.30

April 1, 2017 through June 30, 2017	$0.61	$0.41

July 1, 2017 through September 30, 2017	$0.58	$0.20

October 1, 2017 through December 31, 2017	$0.30	$0.11

January 1, 2018 through March 31, 2018	$0.11	$0.22

April 1, 2018 through June 30, 2018	$0.12	$0.19

July 1, 2018 through September 30, 2018	$0.07	$0.19

October 1, 2018 through December 31, 2018	$0.09	$0.43

Holders

The number of record holders of the Company's common stock as of the date of this Report is approximately 547, not including an indeterminate number who may hold shares in "street name."

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

During March 2018, LKA issued 127,952 shares of common stock for $25,590 in related party accounts payable, 405,157 shares of common stock for $81,032 of accrued wages and 68,798 shares of common stock for $13,758 of related party advances payable.

During March 2018, pursuant to an incentive compensation plan, the Company issued its Chairman and CEO, Kye Abraham, 1,750,000 shares of its common stock as compensation for milestone achievements related to the Golden Wonder exploration program and reaching resolutions on the Company's potential environmental liabilities at the Ute Ulay mine site.

During April 2018, LKA issued 100,000 shares of common stock for $20,000 in convertible debenture principal.

During June 2018, LKA issued 100,000 shares of common stock for promotion services valued at $17,990, or the fair market value of $0.18 per share.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuance of the Shares did not involve any public offering.

Use of Proceeds of Registered Securities

During April 2018, LKA sold 2,702,703 for cash of $500,000, or $0.185 per share.

During the year ended December 31, 2017, we did not receive any proceeds from the sale of registered securities.

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

Business Operations

LKA is currently engaged in an exploration program at the Golden Wonder mine with the objective of returning the mine to a commercial producing status. The exploration program, which began in November 2008, has involved extensive exploratory mining, sampling/assaying, and mapping for the purpose of identifying possible new production zones within the mine. Exploration efforts are aimed at extending the bonanza-grade zones (veins) within the mine that previously produced over 133,701 ounces at an average ore grade of 16.01 oz. gold per ton. As the Golden Wonder vein system typically pinches and swells, horizontally as well as vertically, LKA's objective/challenge will be to locate consistent vein widths within these high-grade zones to establish an economic resource and to resume commercial production. Drilling and drifting along the vein structure has been the primary method of exploration to date. Since resuming operations in the first quarter of 2009, LKA has shipped and sold more than 38 bulk samples of crushed gold bearing vein material containing over 4,910 ounces of gold derived from exploratory mining operations.

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

Shift in LKA's Exploration Focus

During the third quarter of 2015, LKA suspended mining operations and shifted its focus from exploratory mining to prepare for surface and/or underground drilling program(s). LKA's newly proposed drilling program, designed to incorporate the results of the 2015-2017 Kinross surface evaluation and drilling programs, will test multiple structures located by Kinross. Until additional high-grade zones are located LKA does not anticipate resuming exploratory mining and cash flow from gold sales is not expected. Further exploration will be dependent upon the success of the new drilling program(s).

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

Revenue Recognition Policy

On January 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (ASU 2014-09) and all subsequent amendments to the ASU, which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets. The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which we expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of our financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application, full and modified retrospective. Full retrospective requires companies to apply ASU 2014-09 to each prior reporting period presented while modified retrospective requires companies to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. We elected to adopt ASU 2014-09 using the modified retrospective application effective January 1, 2018, with no impact to our financial statements as it has no current contracts for revenue generating activities and a limited history of generating revenue from operations.

Liquidity and Capital Resources

Current assets at December 31, 2018 totaled $62,529, which was comprised of $61,696 in cash and $833 in prepaid expenses.

During fiscal years 2018 and 2017, our operating activities used net cash of $381,209 and $256,582, respectively.  The increase in net cash used in operations in 2018 is mainly due to the increase in net loss as discussed below.

Net cash used by investing activities was $49,114 in 2018 compared to net cash provided by investing activities of $0 in 2017.  The increase in net cash used in investing activities is a result of an increase in our mine reclamation bond liability of $49,114 during 2018.

Net cash provided by financing activities was $492,019 in 2018, compared to cash provided by financing activities of $255,481 in 2017.  The increase in cash provided by financing activities is mainly due to proceeds of $500,000 from the sale of 2,702,703 shares of common stock and $18,000 in proceeds from notes payable from related parties in 2018, partially offset by $25,000 in cash paid for stock issuance costs. During 2017. We received $250,000 from the issuance of convertible debentures and $10,000 from the sale of common stock.

At December 31, 2018, the Company had a working capital deficit of $411,437, as compared to working capital of $775,661 at December 31, 2017.

We continue to accumulate significant losses, have a working capital deficit and negative cash flows. Management expects it will be successful in either raising additional cash through the sale of equity, borrowing money from its major shareholders, or a combination of both. However, there can be no assurance of success, which raises doubt about LKA's ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

During the calendar years ended December 31, 2018 and 2017, we did not recognize any revenue from the shipment and sale of gold-bearing vein material.

Exploration expenses decreased from $88,036 in 2017 to $34,060 in 2018. During 2017 and 2018, exploration expense remained low due to the cessation of mine operating activities during the third quarter of 2015.

Professional fees and general and administrative expenses increased to $68,366 and $136,496 in 2018, respectively, compared to $66,382 and $116,161 in 2017, respectively. The increases are mainly due to activities related to the defense of litigation with a vendor. Officer salaries were $351,425 and $150,000 during the years ended December 31, 2018 and 2017, respectively. The $201,425 increase is the result of the issuance of 1,750,000 valued at $201,425 as a bonus to our President and Chairman, Kye Abraham.

We incurred $118,462 in losses on legal settlements with vendors during the year ended December 31, 2018.

As a result of the above, we incurred an operating loss of $708,809 during the calendar year ended December 31, 2018 as compared to $420,879 in 2017.

Our total other expense increased to $880,924 in 2018, compared to total other income of $593,461 in the prior year. The $1,474,385 increase is mainly a result of the recognition of a derivative gain of $718,337 in 2017 compared to $139,914 in 2018. Interest expense increased to $703,349 in 2018 compared to $137,081 in 2017 mainly as a result of the recognition of $668,344 in amortization of debt issuance costs and discounts from amortization and conversion of related convertible notes, compared to $79,096 in 2017. During 2018, we recognized $320,788 in losses from the settlement of debt, we did not have any such losses in 2017. Additionally, we had other income of $3,299 in 2018 and $12,205 during 2017.

As a result of the above, we recognized net loss of $1,589,733 during the year ended December 31, 2018, compared to net income of $172,582 in 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2018.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
LKA Gold, Inc.
Gig Harbor, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LKA Gold, Inc. and its subsidiary (collectively, the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 25, 2019

LKA GOLD INCORPORATED
Consolidated Balance Sheets

ASSETS
	December 31,
	2018	2017
CURRENT ASSETS

Cash	$61,696	$-
Prepaid expense	833	833

Total Current Assets	62,529	833

FIXED ASSETS

Land, equipment, mining claims and asset retirement obligations	849,140	849,140
Accumulated depreciation	(398,884)	(390,252)

Total Fixed Assets, Net of Accumulated Depreciation	450,256	458,888

OTHER NON-CURRENT ASSETS

Reclamation Bonds	149,156	100,042

TOTAL ASSETS	$661,941	$559,763

The accompaning notes are an integral part of these consolidated finanial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,
	2018	2017
CURRENT LIABILITIES

Accounts payable	$184,096	$92,633
Accounts payable – related party	6,670	23,905
Cash overdraft	-	981
Note payable – related party	12,702	7,500
Wastewater discharge liability	99,974	99,974
Derivative liability	54,653	341,285
Convertible notes payable – related party, net of debt issue costs and debt discount of $0 and 209,339, respectively	-	40,661
Convertible note payable, net of debt issue costs and debt discount of $0 and 41,868, respectively	50,000	8,132
Note payable	10,000	10,000
Accrued interest payable	5,882	38,166
Accrued wages and advances payable to officer	49,989	113,257

Total Current Liabilities	473,966	776,494

NON-CURRENT LIABILITIES

Convertible notes payable – related party, net of debt issue costs and debt discount of $0 and $328,570, respectively	-	21,430
Convertible note payable, net of debt issue costs and debt discount of $50,718 and $139,288, respectively	79,282	10,712
Asset retirement obligation	122,950	122,950

Total Liabilities	676,198	931,586

STOCKHOLDERS' DEFICIT

Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized, 27,741,308 and 19,261,717 shares issued, 27,697,684 and 19,218,093 shares outstanding, respectively	27,741	19,262
Additional paid-in capital	19,959,183	18,020,363
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(19,914,489)	(18,324,756)

Total Stockholders' Deficit	(14,257)	(371,823)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$661,941	$559,763

LKA GOLD INCORPORATED
Consolidated Statements of Operations

	Year Ended
	December 31,
	2018	2017
OPERATING EXPENSES
Exploration and related costs	$34,060	$88,036
Professional fees	68,366	66,382
General and administrative	136,496	116,461
Officer salaries and bonus	351,425	150,000
Litigation settlement expense	118,462	-

Total Operating Expenses	708,809	420,879

OPERATING LOSS	(708,809)	(420,879)

OTHER INCOME (EXPENSE)

Interest expense, net	(703,349)	(137,081)
Loss on debt settlement	(320,788)	-
Gain on derivative	139,914	718,337
Other income	3,299	12,205

Total Other Income (Expense)	(880,924)	593,461

NET INCOME (LOSS)	$(1,589,733)	$172,582

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.06)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	25,750,865	19,190,972

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	27,750,865	20,790,972
The accompaning notes are an integral part of these consolidated finanial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2018 and 2017

									Total
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	-	$-	19,165,152	$19,165	43,624	$(86,692)	$17,963,315	$(18,497,338)	$(601,550)
Common stock issued for related party payable	-	-	56,818	57	-		36,306	-	36,363
Common stock issued for services	-	-	18,913	19	-		10,763	-	10,782
Common stock issued for cash	-	-	20,834	21	-		9,979	-	10,000
Net income for the year ended December 31, 2017	-	-	-	-	-		-	172,582	172,582
Balance, December 31, 2017	-	-	19,261,717	19,262	43,624	(86,692)	18,020,363	(18,324,756)	(371,823)
Common stock issued for related party payable, accrued wages and accrued interest	-	-	601,898	602	-		119,778	-	120,380
Common stock issued for related party convertible debt and accrued interest	-	-	3,224,990	3,225	-		951,179	-	954,404
Common stock issued for officer bonus	-	-	1,750,000	1,750	-		199,675	-	201,425
Common stock issued for cash	-	-	2,702,703	2,702	-		497,298	-	500,000
Cash paid for stock issuance costs	-	-	-	-	-		(25,000)	-	(25,000)
Common stock issued for convertible debt	-	-	100,000	100	-		31,282	-	31,382
Common stock issued for services	-	-	100,000	100	-		17,890	-	17,990
Retirement of derivative	-	-	-	-	-		146,718	-	146,718
Net loss for the year ended December 31, 2018	-	-	-	-	-		-	(1,589,733)	(1,589,733)
Balance, December 31, 2018	-	$-	27,741,308	27,741	43,624	$(86,692)	$19,959,183	$(19,914,489)	$(14,257)

The accompaning notes are an integral part of these consolidated finanial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,589,733)	$172,582
Items to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,632	8,631
Amortization of debt discount and issuance costs	668,344	82,094
Gain on derivative	(139,914)	(718,337)
Common stock issued for expenses	17,990	21,645
Common stock issued for compensation expense	201,425	-
Loss on debt conversion	320,788	-
Changes in operating assets and liabilities
Increase in prepaid expenses	-	(208)
(Decrease) increase in accounts payable	91,463	(38,061)
Increase in accounts payable - related party	6,573	9,310
Increase in wastewater discharge liability	-	75,000
Increase (decrease) in accrued expenses	33,223	130,762
Net Cash Used in Operating Activities	(381,209)	(256,582)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for reclamation bond	(49,114)	-
Net Cash Used in Investing Activities	(49,114)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	(981)	981
Common stock issued for cash	500,000	10,000
Issuance of convertible notes payable – related party	-	200,000
Advance from related party	18,000	8,600
Payments to related party	-	(6,600)
Issuance of convertible note payable	-	50,000
Cash paid for debt issuance costs	(25,000)	(7,500)
Net Cash Provided by Financing Activities	492,019	255,481

NET INCREASE IN CASH AND RESTRICTED CASH	61,696	(1,101)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	-	1,101
CASH AND RESTRICTED CASH AT END OF PERIOD	$61,696	$-

CASH PAID FOR:
Interest	$13,575	$23,399
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for convertible debt and accrued interest, related party	$644,998	$-
Common stock issued for convertible debt	$20,000	$-
Common stock issued for related party payable and accrued wages	$120,380	$-
Derivative liability reclassified to equity upon conversion	$146,718	$-
Discount on convertible notes payable	$-	$400,000
Convertible debt issued for accrued wages payable	$-	$150,000
Common stock issued for accounts payable, related party	$-	$25,500

The accompaning notes are an integral part of these consolidated finanial statements.

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

The calculation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Basic Net (Loss) Income Per Share:
Numerator:
Net income (loss)	$(1,589,733)	$172,582
Denominator:
Weighted-average common shares outstanding	25,750,865	19,190,972

Basic net (loss) income per share	$(0.06)	$0.01

Diluted Net Loss Per Share:
Numerator:
Net income (loss)	$(1,589,733)	$172,582
Losses on fair value and interest expense on convertible debt	-	(613,455)
Diluted net loss	$(1,589,733)	$(440,873)
Denominator:
Weighted-average common shares outstanding	25,750,865	19,190,972
Warrants	-	-
Convertible debt	-	1,600,000
Weighted average shares used in computing diluted net loss per share	25,750,865	20,790,972

Diluted net loss per share	$(0.06)	$(0.02)

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2018 and 2017 as such shares would have had an anti-dilutive effect:

	2018	2017
Convertible debt	460,000	-
Common stock warrants	20,834	20,834
Total	480,834	20,834

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

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating loss carry forward	$1,277,010	$1,152,044
Accrued expenses	14,566	30,379
Valuation allowance	(1,291,576)	(1,182,423)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017
Pre-tax book income (loss)	$(333,844)	$59,894
Derivative (gain) loss	(29,382)	(244,235)
Debt discount expense	140,352	45,355
Stock issued for services and bonus	46,077	-
Meals and entertainment	278	46
Related party accruals	(15,813)	(21,825)
Valuation allowance	192,332	166,975
Federal Income Tax	$-	$-

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

LKA had net operating losses of approximately $6,081,000 that expire beginning in 2028, with net operating losses incurred in 2018 able to be carried forward indefinitely.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2015 through 2018 are subject to examination.

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

h. Principles of Consolidation

The consolidated financial statements include those of LKA Gold, Inc., a Delaware corporation and it's wholly owned subsidiary LKA International, Inc., a Nevada corporation. All significant intercompany accounts and transactions have been eliminated.

i. Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

j. Revenue Recognition Policy

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (ASU 2014-09) and all subsequent amendments to the ASU, which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets. The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company's financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application, full and modified retrospective. Full retrospective requires companies to apply ASU 2014-09 to each prior reporting period presented while modified retrospective requires companies to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. The Company elected to adopt ASU 2014-09 using the modified retrospective application effective January 1, 2018, with no impact the Company's financial statements.

Revenue is generated through the sale of gold-bearing vein material and is recognized upon acceptance of this material by the smelter, or other ore processors. During the years ended December 31, 2018 and 2017, LKA did not recognize any revenue from the delivery of gold-bearing material from the Golden Wonder mine.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements
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

The carrying values of cash, prepaid assets, accounts payable and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
December 31, 2018:
Liabilities:
Derivative financial instruments	$-	$-	$54,653	$54,653

December 31, 2017
Liabilities:
Derivative financial instruments	$-	$-	$341,285	$341,285

m. New Accounting Pronouncements

LKA has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

In February 2016, the FASB issued ASC 842, Leases ("ASC 842"). ASC 842 related to leases to increase transparency and comparability among organizations by requiring the recognition of right of use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The Company elected to early adopt ASC 842 effective January 1, 2018 and have elected all available practical expedients. The standard did not have a material impact on our financial statements as we have no outstanding leases.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which amends the guidance to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in the ASU were effective for fiscal years ending after December 15, 2017 and interim periods within those fiscal years.  The Company adopted this new standard on January 1, 2018, resulting in an adjustment to the presentation of changes in restricted cash from previously being reported in the investing section, to now being included in the total of net cash provided or used by operating, investing and financing activities in the cash flow statements.  With the adoption of ASU 2016-18, $1,101 in restricted cash as of December 31, 2016 is now reflected in the "Cash and Restricted Cash at Beginning of Period balance in the consolidated statement of cash flows for the year ended December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09") which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company adopted this new standard on January 1, 2018 without a material impact on our financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 intends to reduce the complexity associated with the issuer's accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings and is effective in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company does not anticipate the adoption of this new standard to have a material impact on our financial statements.

n. Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform to the current year presentation, with no effect on previously reported net income or stockholder's equity.

o. Long Lived Assets
Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, "Property, Plant and Equipment."  The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2018 or 2017.

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Land improvements	Estimated life of mine
Building	15 years
Mining equipment	3 – 5 years
Vehicles	5 years

Fixed assets and accumulated depreciation are as follows:
	December 31,
	2018	2017
Fixed assets:
Land	$376,442	$376,442
Mining claims	12,137	12,137
Land improvements	128,580	128,580
Automobile	66,923	66,923
Mining equipment	124,976	124,976
Buildings	42,055	42,055
Asset retirement costs	98,027	98,027
Less: Accumulated depreciation	(398,884)	(390,252)
Total fixed assets	$450,256	$458,888

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2018 and 2017 was $8,632 and $8,631, respectively.

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

LKA calculated its initial estimated AROs for final reclamation and mine closure based upon anticipated amounts and timing of future cash expenditures for a third party to perform the required work.  Spending estimates have been escalated for inflation at 1.93% per annum, then discounted at the credit-adjusted risk-free rate of 4.09% per annum at September 18, 2003.  LKA recorded an ARO asset associated with the liability and amortized the asset over its expected life using the straight-line depreciation method.  The ARO liability was fully accreted to the projected spending date in 2016.

The Company calculated its estimated ARO for additional final reclamation and mine closure costs based upon anticipated amounts and timing of future cash expenditures for a third party to perform the required work.  Spending estimates were escalated for inflation at 2.29% per annum and discounted at a credit-adjusted risk-free rate of 7.54%
per annum. The Company recorded an ARO asset associated with the liability and amortized the asset over its expected life of seven years using the straight-line depreciation method.  The ARO liability addition was fully accreted based on the initial projected reclamation completion date of September 30, 2016.  Changes in estimates could occur due to mine plan revisions, changes in estimated costs and changes in the timing of the performance of anticipated reclamation activities.

As of December 31, 2018 and 2017, LKA holds reclamation bonds totaling $149,156 and $100,042 in the name of the State of Colorado (the State) for the Golden Wonder mine, respectively.  This amount is being held by the State until the mines are closed and reclamation activities begin.

NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, equipment, services and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. During the year ended December 31, 2018, Abraham & Co., Inc. agreed to exchange $23,805 in outstanding accounts payable and $1,785 in accrued interest for 127,952 shares of LKA common stock at $0.20 per share. At December 31, 2018 and 2017, LKA owes Abraham & Co $6,447 and $23,805 on this obligation, respectively.

Accounts and Wages Payable

At December 31, 2018 and 2017, LKA owes $223 and $100, respectively, for purchases made on the personal credit card of LKA's president, Kye Abraham.

During March 2018, LKA's President, Chairman of the Board and Director, Kye Abraham, elected to convert $75,378 in accrued wages and $5,654 in accrued interest into 405,157 shares of LKA common stock, or the market price of the common stock on the date of issuance of $0.20 per share. LKA owed Kye Abraham $49,989 and $113,257 in unpaid salary at December 31, 2018 and 2017, respectively.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

Notes Payable

During 2017, an entity controlled by LKA's President and Chairman, Kye Abraham, loaned LKA $7,500 in cash. The short-term loan does not accrue interest, is unsecured and is due upon demand. During March 2018 the affiliated entity lent LKA an additional $18,000 on a short-term note, due upon demand. During March 2018, the affiliate entity elected to convert $12,798 in note principal and $960 in interest into 68,789 shares of common stock, or the market price of the common stock on the date of issuance of $0.20 per share. The balance of the note is $12,702 at December 31, 2018.

During 2017, LKA's president, Kye Abraham, loaned LKA $1,100 in cash and repaid the total of $6,600 due in full during 2017. The short-term loans did not accrue interest, were unsecured and were due upon demand.

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

During March 2018, members of the Koski family, LKA's President and Chairman, Kye Abraham, and an entity controlled by LKA's President and Chairman, Kye Abraham, elected to convert a total of $600,000 in convertible debt principal and $44,998 in accrued interest into 3,224,990 shares of common stock at a price of $0.20 per share. As of December 31, 2018 and 2017, there was $0 and $600,000 in outstanding convertible debentures, respectively. The conversion was accounted for as an induced conversion under ASC 470 "Debt". As such, LKA recognized a loss on debt conversion of $309,406 during the year ended December 31, 2018 equivalent to the fair value of the incremental shares issued upon conversion.

During the years ended December 31, 2018 and 2017, LKA recognized $537,908 and $67,301 of interest expense from the amortization of debt discount and issuance costs, respectively.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

LKA's convertible notes payable to related parties consist of the following at December 31:

	2018	2017
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due September 29, 2018	$-	$125,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due September 29, 2018	-	125,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due March 15,2021	-	150,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due March 17,2021	-	150,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due March 31,2021	-	50,000
Total:	-	600,000
Less: debt discount and issuance costs	-	(537,909)
Net debt	-	62,091
Less: current portion	-	(40,661)
Long-term debt, net	$-	$21,430

Restricted Cash Guarantee

During November 2016, LKA entered into an agreement with Caldera Partners Limited Partnership (Caldera), an entity controlled by LKA's President and Chairman of the Board, Kye Abraham, to backstop guarantee the payment of accrued interest amounts due on the below mentioned convertible notes (debentures) payable. At December 31, 2018 and 2017, LKA had a requirement to reserve $0 and $28,125 as restricted cash to pay the second semi-annual interest payments, respectively, but had $0 in cash at December 31, 2017. As such, Caldera guaranteed the remaining $28,125 due at December 31, 2017, which was subsequently paid in 2018.

Common Stock Bonus

During March 2018, LKA issued its President and Chairman of the Board, Kye Abraham 1,750,000 shares of LKA common stock valued at $201,425, or the market price on of the Company's common stock of $0.12 per share.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

During October 2015, LKA issued a convertible debenture for $50,000 in cash.  The convertible debenture accrues interest at 7.5% per annum, is unsecured, due in three years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments. During December 2018, LKA entered into a one-year extension agreement through October 20, 2019 in exchange for a reduction of the conversion price to $0.25 per share.  The modification of the note was not deemed substantial.

During April 2016, LKA issued two $50,000 convertible debentures for $100,000 in cash.  The convertible debentures accrue interest at 7.5% per annum, are unsecured, due in five years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments.

During April 2017, LKA issued a convertible debenture in the amount of $50,000 for cash. The Convertible Debenture accrues interest at 7.5%, is unsecured, due in four years from the dates of issuance and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semi-annual payments.

During April 2018, a holder of a convertible note was offered to convert all or a portion of their outstanding balance at terms commensurate with related party conversions at $0.20 per share. As such, a holder of a convertible note elected to convert a total of $20,000 in convertible debt principal into 100,000 shares of common stock at a price of $0.20 per share.  The conversion was accounted for as an induced conversion under ASC 470 "Debt". As such, LKA recognized a loss on debt conversion of $11,382 during the year ended December 31, 2018 equivalent to the fair value of the incremental shares issued upon conversion.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

For all the above noted convertible debentures, if any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the reset provision in the conversion price, the conversion options embedded in these instruments are classified as a liability in accordance with ASC 815 and LKA recognized debt discounts of $0 and $50,000 during the years ended December 31, 2018 and 2017, respectively.

LKA incurred $7,500 in debt issuance costs on a convertible debenture issuance in 2017, which is being amortized over the three year term of the convertible debentures.

During the years ended December 31, 2018 and 2017, LKA recognized $130,436 and $14,793 of interest expense from the amortization of the debt discount and issuance costs, respectively.

LKA's convertible notes payable consist of the following at December 31:

	2018	2017
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due October 20, 2019	$50,000	$50,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due April 5, 2021	50,000	50,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due April 22, 2021	50,000	50,000
7.5% Convertible Debenture, interest at 7.5% per annum, unsecured, due April 20, 2021	30,000	50,000
Total:	180,000	200,000
Less: debt discount and issuance costs	(50,718)	(181,156)
Less: Current portion	(50,000)	(8,132)
Total long-term debt	$79,282	$10,712

Maturities under the Debentures are as follows at December 31, 2018:

2019	$50,000
2020	-
2021	130,000
2022	-
2023	-
Thereafter	-
Total	$180,000

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

The fair value of the conversion options issued during the years ended December 31, 2018 and 2017 was determined to be $0 and $609,812, respectively, as of the issuance date using a Black-Scholes option-pricing model.   Upon the date of issuance of the Convertible Notes during the years ended December 31, 2017, $400,000 was recorded as debt discount and $209,812 was recorded as day one loss on derivative liability.  During the years ended December 31, 2018 and 2017, LKA recognized gains of $139,914 and $928,149 on mark-to-market of the conversion options, respectively.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

 The following table summarizes the derivative liabilities included in the consolidated balance sheets at December 31, 2018 and 2017:

Balance, December 31, 2016	$659,622
Day one loss due to convertible debt	209,812
Debt discount	400,000
Gains on change in fair value	(928,149)
Balance, December 31, 2017	$341,285
Reclass to equity due to conversion	(146,718)
Gain on change in fair value	(139,914)
Balance, December 31, 2018	$54,653

The following table summarizes the gain on derivative liabilities included in the consolidated statements of operations for the years ended December 31, 2018 and 2017:
	December 31,
	2018	2017
Day one loss due to convertible debt	$-	$(209,812)
Gain (loss) on change in fair value	139,914	928,149
Gain (loss) on derivative liabilities	$139,914	$718,337

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the year ended December 31, 2018 include (1) risk-free interest rates of between 1.93 and 2.88%, (2) lives of between 0.13 and 3.07 years, (3) expected volatility of between 230% to 455%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

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

NOTE 7 - NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION LIABILITY

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental cleanup ("remediation") activities that it was conducting on neighboring properties that LKA did not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million. The remediation of the property was completed in June 2014. According to a final project report by the federal Environmental Protection Agency's (the "EPA") regional manager and project supervisor, the actual costs associated with this effort were $1.2 million.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the Agency may perform the work and seek recovery of costs against the property owner and previous owners. LKA management has had numerous discussions with senior EPA representatives, including the project manager, and been told that the Agency does not intend to seek reimbursement of remediation cost from LKA beyond what the Company has already contributed. Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with EPA to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of the year ended December 31, 2018. As stated above, actual completion of remediation work at the site was completed in 2014 but the EPA has not yet issued its notice of final determination.

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

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Wastewater Discharge Liability

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2016, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Additional work is going to be required to modify and upgrade the mine's water treatment process in 2019 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above.  It is currently expected that discussions with the CDPHE will be concluded sometime in 2019 and that any financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. If LKA is unsuccessful in achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit. As a result, LKA has accrued a liability on the high range of $150,000 as there is no better estimate of the amount of loss within this range and the remaining balance was $99,974 and $99,974 as of December 31, 2018 and 2017, respectively.

Vendor Litigation Settlement

During November 2018, LKA was served with a vendor lawsuit, resulting in a judgement against the Company in the amount of approximately $141,000, including attorney fees. As a result, the Company accrued an additional $118,462 in accounts payable as of December 31, 2018 to cover the full amount of the judgement.

NOTE 9 - EQUITY

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

During March 2018, LKA issued a total of 601,898 shares for $23,805 in outstanding accounts payable and $1,785 in accrued interest, $75,378 in accrued wages and $5,654 in accrued interest and $12,798 in note principal and $960 in interest at the market price of the common stock on the date of issuance of $0.20 per share.

During March 2018, members of the Koski family, the Company's largest shareholders, LKA's President and Chairman, Kye Abraham, and an entity controlled by LKA's President and Chairman, Kye Abraham, elected to convert a total of $600,000 in convertible debt principal and $44,998 in accrued interest into 3,224,990 shares of common stock and recognized $309,406 in loss on debt conversion based on the fair market value of the incremental common stock issued and a retirement of derivative liability of $146,718 to additional paid-in capital due to the induced conversion of the notes and accrued interest.

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

During March 2018, LKA issued its President and Chairman of the Board, Kye Abraham 1,750,000 shares of LKA common stock valued at $201,425, or the market price on of the Company's common stock of $0.12 per share.

During April 2018, LKA sold 2,702,703 shares of common stock for $500,000, or the market price of the common stock on the date of issuance of $0.185 per share to related parties and incurred $25,000 in stock issuance costs. Funds were used to restart exploration activity at the Golden Wonder mine.

During April 2018, LKA issued 100,000 shares of common stock for $20,000 in convertible debt and recognized a loss on debt conversion of $11,382.

During June 2018, LKA issued 100,000 shares of common stock for promotion services valued at $17,990, or the market price of the common stock on the date of issuance of fair market value of $0.18 per share.

Common Stock Warrants

During July 2017, in conjunction with the sale of common stock for cash, LKA issued warrants to purchase 20,834 shares of common stock at an exercise price of $0.60, subject to subsequent adjustments based on future issuance prices, exercisable at any time for two years.

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2018 and 2017:
	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2016	-	$-	-
Granted	20,834	0.60	2.00
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2017	20,834	0.60	1.55
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2018	20,834	$0.60	0.55

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

LKA GOLD INCORPORATED
Notes to the Consolidated Financial Statements

In order to support continued operation of the mine, LKA completed a $500,000 capital funding raise in April 2018 and will need raise additional funds to support operations during 2019.

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

Our management, with the participation of the President and the Treasurer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based on this evaluation, our management concluded that as of December 31, 2018, our internal controls over financial reporting were not effective due to material weaknesses identified as follows:
-	The Company lacks appropriate segregation of duties and
-	The Company has an insufficient number of employees responsible for the accounting and financial reporting functions.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2018 fiscal year, there were no changes in our internal control over financial reporting.

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

Background and Business Experience
Kye Abraham, President, Chairman of the Board Mr. Abraham is 60 years old. He has been the President of LKA since 1988. Mr. Abraham is also the President, Chairman of the Board and sole shareholder of Abraham & Co., Inc., a registered FINRA broker/dealer and Registered Investment Adviser. Mr. Abraham is also the Managing Partner of Caldera Limited Partnership.  Mr. Abraham directs all mining and business matters for LKA.
Nanette Abraham, Secretary/Treasurer and Director. Mrs. Abraham, age 61, and, until recently was employed as a Research Associate by the Russell Investment Group Company, a worldwide financial consulting company, since 1991.  She has been the Secretary and Director of LKA for over 11 years, and was appointed to the office of Treasurer in December 2002.

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

Involvement in Other Public Companies Registered Under the Exchange Act

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2018, there were no late filings, no failures to make filings and no unreported transactions.

Code of Ethics

We have adopted a Code of Conduct for our President and Secretary/Treasurer. A copy of the Code of Conduct was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the calendar year ended December 31, 2018, there were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Audit Committee

We have not adopted an audit committee separate from our Board of Directors because the Board of Directors consists of only Mr. and Mrs. Abraham.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Total Earnings ($) (j)
Kye Abraham, President, Director	12/31/18 12/31/17 12/31/16	$138,000 $138,000 $138,000	0 0 0	$201,425 0 0	0 0 0	$339,425 $138,000 $138,000
Nannette Abraham Sec./Treas Director	12/31/18 12/31/17 12/31/16	$12,000 $12,000 $12,000	0 0 0	0 0 0	0 0 0	$12,000 $12,000 $12,000

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company's common stock as of March 31, 2019:

Ownership of Principal Shareholders

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	6,356,200(1)	(3) 23%
Common Stock	Koski Family Limited Partnership	(2) 13,638,393	(3) 50%

(1) Consists of 2,986,688 shares that are held directly by Mr. And Ms. Abraham; 2,804,560 shares that are owned by Caldera Partners Limited, of which Mr. Abraham is the Managing Director; 272,964 shares that are owned by Cognitive Assoc. LP of which Mr. Abraham is the Managing Partner, 32,033 shares that are owned by Cognitive Intelligence LP of which Mr. Abraham is the Managing Partner, and 259,955 shares that are owned by Abraham & Co., which is controlled by Mr. Abraham.

(2) Of this total, 9,198,953 shares are held directly by the Koski Family Limited Partnership.  The remaining 4,439,440 shares are held by associated Koski family members and entities.

(3) Based on a total of 27,697,684 shares outstanding.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2018:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kye Abraham	2,986,688 (1)	10.8% (2)
Common Stock	Nanette Abraham	(3)	10.8% (2)

(1) Owned by K.A. Directly

(2) Based on a total of 27,697,684 shares outstanding.

(3) As the spouse of Kye A. Abraham, Nanette Abraham may be deemed to beneficially own all 2,986,688 shares that Mr. Abraham beneficially owns.

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

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent, equipment, services and expenses.  The affiliated Company, (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. During the year ended December 31, 2018, Abraham & Co., Inc. agreed to exchange $23,805 in outstanding accounts payable and $1,785 in accrued interest for 127,952 shares of LKA common stock at $0.20 per share. At December 31, 2018, LKA owes Abraham & Co $6,447 on this obligation.

Accounts and Wages Payable

At December 31, 2018, LKA owes $223 for purchases made on the personal credit card of LKA's president, Kye Abraham.

During March 2018, LKA's President, Chairman of the Board and Director, Kye Abraham, elected to convert $75,378 in accrued wages and $5,654 in accrued interest into 405,157 shares of LKA common stock, or the market price of the common stock on the date of issuance of $0.20 per share. LKA owed Kye Abraham $49,989 in unpaid salary at December 31, 2018.

Notes Payable

During 2017, an entity controlled by LKA's President and Chairman, Kye Abraham, loaned LKA $7,500 in cash. The short-term loan does not accrue interest, is unsecured and is due upon demand. During March 2018 the affiliated entity lent LKA an additional $18,000 on a short-term note, due upon demand. During March 2018, the affiliate entity elected to convert $12,798 in note principal and $960 in interest into 68,789 shares of common stock, or the market price of the common stock on the date of issuance of $0.20 per share. The balance of the note is $12,702 at December 31, 2018.

Convertible Notes Payable

During March 2018, members of the Koski family, LKA's President and Chairman, Kye Abraham, and an entity controlled by LKA's President and Chairman, Kye Abraham, elected to convert a total of $600,000 in convertible debt principal and $44,998 in accrued interest into 3,224,990 shares of common stock at a price of $0.20 per share. As of December 31, 2018 and 2017, there was $0 and $600,000 in outstanding convertible debentures, respectively. The conversion was accounted for as an induced conversion under ASC 470 "Debt". As such, LKA recognized a loss on debt conversion of $309,406 during the year ended December 31, 2018 equivalent to the fair value of the incremental shares issued upon conversion.

Parents of the Smaller Reporting Company

LKA has no parent company.

Director Independence

We do not have any independent directors serving on our Board of Directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31:

Fee Category	2018	2017
Audit Fees	$31,000	$29,000
Audit-related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$31,000	$29,000

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

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.  Data files will be attached to an amendment to the annual report in a future filing.

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

LKA GOLD INCORPORATED

Date:	April 25, 2019	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

LKA GOLD INCORPORATED

Date:	April 25, 2019	By:	/s/Kye Abraham
Kye Abraham, Principal Executive Officer and Director

Date:	April 25, 2019	By:	/s/Nanette Abraham
Nanette Abraham, Principal Financial Officer, Principal Accounting Officer and Director