Form 10-Q
period 2019-03-31
LKA GOLD Inc /DE/
filed 2019-05-20
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth company [  ]

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  May 20, 2019 – 27,741,361 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS

	March 31, 2019	December 31, 2018
CURRENT ASSETS
Cash	$26,412	$61,696
Prepaid expenses	11,000	833
Total Current Assets	37,412	62,529
FIXED ASSETS
Land, equipment, mining claims and asset retirement liabilities	849,140	849,140
Accumulated deprecation	(401,041)	(398,884)
Total Fixed Assets, Net of Accumulated Depreciation	448,099	450,256
OTHER NON-CURRENT ASSETS
Reclamation bonds	149,156	149,156

TOTAL ASSETS	$634,667	$661,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31, 2019	December 31, 2018
CURRENT LIABILITIES
Accounts payable	$185,430	$184,096
Accounts payable – related party	10,726	6,670
Note Payable – related party	12,702	12,702
Wastewater discharge liability	99,974	99,974
Derivative liability	52,188	54,653
Convertible note payable	50,000	50,000
Note payable	10,000	10,000
Accrued interest payable	9,511	5,882
Accrued wages and advances payable to officer	87,489	49,989
Total Current Liabilities	518,020	473,966
LONG-TERM LIABILITIES
Convertible note payable, net of $45,083 and $50,718 in debt issuance costs and debt discount, respectively	84,917	79,282
Asset retirement obligation	122,950	122,950
Total Liabilities	725,887	676,198
STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 27,741,308 and 27,697,684 shares issued and 27,741,308 and 27,697,684 shares outstanding, respectively	27,741	27,741
Additional paid-in capital	19,959,183	19,959,183
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(19,991,452)	(19,914,489)
Total Stockholders' Deficit	(91,220)	(14,257)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$634,667	$661,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

OPERATING EXPENSES
Exploration and related costs	$36	$-
General and administrative	15,798	20,060
Officer salaries	37,500	238,925
Professional and consulting	16,510	2,775
Total Operating Expenses	69,844	261,760

OPERATING LOSS	(69,844)	(261,760)

OTHER INCOME (EXPENSES)
Loss on debt conversion	-	(309,406)
Derivative gain (loss)	2,465	(3,031)
Interest expense, net	(9,584)	(571,013)
Total Other Income (Expenses)	(7,119)	(883,450)

NET LOSS	$(76,963)	$(1,145,210)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	27,741,308	19,681,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Unaudited Consolidated Statements of Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2018 and 2019
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	-	$-	19,261,717	$19,262	43,624	$(86,692)	$18,020,363	$(18,324,756)	$(371,823)
Common stock issued for related party payable, accrued wages and accrued interest	-	-	601,898	602	-	-	119,778	-	120,380
Common stock issued for related party convertible debt and accrued interest	-	-	3,224,990	3,225	-	-	951,179	-	954,404
Common stock issued for officer bonus	-	-	1,750,000	1,750	-	-	199,675	-	201,425
Retirement of derivative	-	-	-	-	-	-	263,325	-	263,325
Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	(1,145,210)	(1,145,210)
Balance, March 31, 2018	-	$-	24,838,605	$24,839	43,624	$(86,692)	$19,554,320	$(19,469,966)	$22,501

Balance, December 31, 2018	-	$-	$27,741,308	$27,741	43,624	$(86,692)	$19,959,183	$(19,914,489)	$(14,257)
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(76,963)	(76,963)
Balance, March 31, 2019	-	$-	27,741,308	$27,741	43,624	$(86,692)	$19,959,183	$(19,991,452)	$(91,220)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,963)	$(1,145,210)
Items to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,157	2,158
Amortization of debt issuance costs	-	9,176
Amortization of debt discount	5,635	538,720
(Gain) loss on derivative	(2,465)	3,031
Loss on debt conversion	-	309,406
Common stock issued for compensation expenses	-	201,425
Changes in operating assets and liabilities
Increase in prepaid expenses and other assets	(10,167)	(7,500)
Increase in accounts payable and accrued expenses	4,963	25,868
Increase in accounts payable – related party	4,056	7,769
Increase in accrued wages	37,500	37,500
Net Cash Used in Operating Activities	(35,284)	(17,657)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	-	(343)
Proceeds from notes payable, related party	-	18,000
Net Cash Provided by Financing Activities	-	17,657

INCREASE (DECREASE) IN CASH	(35,284)	-

CASH AT BEGINNING OF PERIOD	61,696	-

CASH AT END OF PERIOD	$26,412	$-

CASH PAID FOR:
Interest	$300	$200
Income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for convertible debt and interest	$-	$644,998
Common stock issued for related party payable and accrued wages	$-	$120,379
Derivative liability retired to equity upon conversion	$-	$263,325
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
March 31, 2019

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of LKA Gold, Incorporated, a Delaware corporation and its wholly owned subsidiary LKA International, Inc., a Nevada corporation ("LKA" or the "Company"). LKA was incorporated on March 15, 1988, under the laws of the State of Delaware. LKA is currently engaged in efforts to expand mine production and continues to seek additional investment opportunities.

The accompanying unaudited consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA's most recent audited financial statements. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Recent Accounting Pronouncements
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

For the three months ended March 31, 2019 and 2018, the Company realized net losses, resulting in outstanding warrants, and outstanding convertible debt having an antidilutive effect.

The following table summarizes the potential shares of common stock that were excluded from the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018 as such shares would have had an anti-dilutive effect:

	For the Three Months Ended March 31,
	2019	2018
Convertible debt	460,000	400,000
Common stock warrants	20,834	20,834
Total	480,834	420,834

NOTE 2 - RELATED PARTY TRANSACTIONS

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses. The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. LKA owes Abraham & Co., Inc. $9,448 and $6,447 as of March 31, 2019 and December 31, 2018, respectively.

Related Party Payables – Notes, Accounts and Wages Payable

At March 31, 2019 and December 31, 2018, LKA owes $1,278 and $223, respectively, for purchases made on the personal credit card of LKA's President, Kye Abraham.

At March 31, 2019 and December 31, 2018, LKA owes an entity controlled by LKA's President and Chairman, Kye Abraham, $12,702 and $12,702, respectively, for short-term loans that do not accrue interest, are unsecured and due upon demand.

NOTE 3 - CONVERTIBLE DEBENTURES

During October 2015, LKA issued a convertible debenture for $50,000 in cash.  The convertible debenture accrues interest at 7.5% per annum, is unsecured, due in three years from the date of issuance and is convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments. During December 2018, LKA entered into a one-year extension agreement through October 20, 2019 in exchange for a reduction of the conversion price to a fixed $0.25 per share. The modification of this note was not deemed substantial.

During April 2016, LKA issued two $50,000 Convertible Debentures for $100,000 in cash.  The Convertible Debentures accrue interest at 7.5% per annum due in semi-annual payments, are unsecured, due in five years from the dates of issuance and are convertible into shares of LKA common stock at any time at the option of the holder at a rate of $0.50 per share. Interest is due in semi-annual payments.

On April 26, 2017, LKA issued a convertible debenture in the amount of $50,000 for cash. Principal on the Convertible Debenture is due April 26, 2020. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semiannual basis. During April 2018, the holder of the convertible note elected to convert a total of $20,000 in convertible debt principal, leave a principal balance of $30,000 at March 31, 2019 and December 31, 2018.

For all the above noted convertible debentures, if any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. As a result of the reset provision in the conversion price, the conversion options embedded in these instruments are classified as a liability in accordance with ASC 815 and were recognized as a debt discount on the date these notes were issued along with $12,500 of debt issuance costs.

During the three months ended March 31, 2019 and 2018, LKA recognized $5,635 and $9,988 of interest expense from the amortization of the debt discount, respectively.

NOTE 4 - DERIVATIVE LIABILITY

LKA analyzed the conversion options embedded in the convertible debentures for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the instruments embedded in the above referenced convertible notes should be classified as liabilities and recorded at fair value due to reset provisions in the conversion prices.

During the three months ended March 31, 2019, LKA recorded a gain of $2,465 and during the three months ended March 31, 2018, LKA recorded a loss of $3,031 on mark-to-market of the conversion options.

The following table summarizes the derivative liabilities included in the consolidated balance sheets at March 31, 2019:

Balance, December 31, 2018	$54,653
Gain on change in fair value	(2,465)
Balance, March 31, 2019	$52,188

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the three months ended March 31, 2019 include (1) risk-free interest rates of 2.48% - 2.88%, (2) lives of between 1.9 and 2.1 years, (3) expected volatility between 261% - 287%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 -                         NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up ("remediation") activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency's (the "EPA") regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA's status as a "de minimis" participant and the fact that remediation activities are focused on property located largely outside of LKA's permitted operating area, LKA management expects this project will have a negligible impact on the LKA's financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of March 31, 2019. Actual completion of remediation work at the site was completed in late 2014 by the EPA. The EPA has not yet issued its notice of final determination.

NOTE 6 - WASTEWATER DISCHARGE LIABILITY

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2016, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Work is required to modify and upgrade the mine's water treatment process in 2019 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above. Engineering and lab testing is ongoing and further modifications (upgrades) to the Company's water treatment system is scheduled for late spring or early summer of 2019. Once completed, LKA expects improvements to its water treatment system will meet or exceed regulatory requirements. It is currently expected that any financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. If LKA is unsuccessful in achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit. As a result, LKA has accrued a liability of $99,974 and $99,974 as of March 31, 2019 and December 31, 2018, respectively, as there is no better estimate of the amount of loss within this range.

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

Results of Operations

For The Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

LKA had no revenues during the three months ended March 31, 2019 and 2018.

Exploration expenses were minimal in the three months ended March 31, 2019 and none during the three months ended March 31, 2018 as exploration was temporarily ceased in late 2017.

Professional fees increased by $13,735 during the three months ended March 31, 2019 to $16,510 compared to the three months ended March 31, 2018.

General and administrative expenses decreased by $4,262 in the three months ended March 31, 2019 to $15,798 compared to the three months ended March 31, 2018.

Officer salaries and bonuses decreased $201,425, or 84% during the three months ended March 31, 2019, compared to $238,925 during the three months ended March 31, 2018. The decrease is due to the valuation of 1,750,000 shares of common stock issued to our President and Chairman as a bonus valued at $201,425 during the three months ended March 31, 2018, we had no such charges during the current period.

We incurred an operating loss of $69,844 during the three months ended March 31, 2019, as compared to an operating loss of $261,760 in the three months ended March 31, 2018. The $191,916, or approximately 73% decrease, is mainly due to the decrease in officer salaries and bonuses during the three months ended March 31, 2019, partially offset by increases in professional fees as compared to the prior period.

We incurred total other expense of $7,119 during the three months ended March 31, 2019, as compared to $883,450 in other expenses in the three months ended March 31, 2018. The $876,331, or approximately 99% increase, is mainly due to a $561,429 decrease in interest expense in the three months ended March 31, 2019 as compared to 2018, as well as the recognition of a one-time loss on debt conversion of $309,406 during the three months ended March 31, 2018. The decreases were partially offset by a $5,496 decrease in the loss on derivative.  The decrease in interest expense is mainly due the recognition of $547,896 in debt issuance and discount amortization during the three months ended March 31, 2018 related to the conversion of several convertible notes prior to expiration.

Net loss totaled $76,963, or $0.00 per share, in the three months ended March 31, 2019, compared to a net loss of $1,145,210, or $0.06 per share in the three months ended March 31, 2018.

Liquidity

Current assets at March 31, 2018 totaled $26,412 in cash and $11,000 in prepaid expenses, as compared to $61,696 in cash and $833 in prepaid expenses at December 31, 2018.

During the three months ended March 31, 2019, our operating activities used net cash of $35,284 compared to $17,657 in the comparable 2018 period.  No cash was provided by investing activities in either period, while financing activities provided no cash in the three months ended March 31, 2019 and $17,657 during the three months ended March 31, 2018 from the issuance of related party debt.

At March 31, 2019, the Company had a working capital deficit of $480,608, as compared to $411,437 at December 31, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 5. Other Information.

During the three months ended March 31, 2019, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors.

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.  These exhibits will be added in a future amended filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LKA GOLD INCORPORATED

Date:	May 20, 2019	By:	/s/Kye Abraham
Kye Abraham, President, Chairman of the Board and Director

Date:	May 20, 2019	By:	/s/Nanette Abraham
Nanette Abraham, Secretary, Treasurer and Director