Form 10-Q
period 2019-06-30
LKA GOLD Inc /DE/
filed 2019-08-29
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common	LKAI	OTCQB

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  August 29, 2019 – 27,697,684 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30, 2019	December 31, 2018
CURRENT ASSETS
Cash	$7,687	$61,696
Prepaid expenses	7,000	833
Total Current Assets	14,687	62,529
FIXED ASSETS
Land, equipment, mining claims and asset retirement obligations	849,140	849,140
Accumulated deprecation	(403,199)	(398,884)
Total Fixed Assets, Net of Accumulated Depreciation	445,941	450,256
OTHER NON-CURRENT ASSETS
Reclamation bonds	149,156	149,156

TOTAL ASSETS	$609,784	$661,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30, 2019	December 31, 2018
CURRENT LIABILITIES
Accounts payable	$212,962	$184,096
Accounts payable – related party	10,325	6,670
Note Payable – related party	12,702	12,702
Wastewater discharge liability	99,182	99,974
Derivative liability	38,593	54,653
Convertible note payable	80,000	50,000
Note payable	10,000	10,000
Accrued interest payable	12,083	5,882
Accrued wages and advances payable to officer	124,989	49,989
Total Current Liabilities	600,836	473,966
LONG-TERM LIABILITIES
Convertible note payable, net of $43,112 and $50,718 in debt issuance costs and debt discount, respectively	56,888	79,282
Asset retirement obligations	122,950	122,950
Total Liabilities	780,674	676,198
STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 27,741,308 and 27,741,308 shares issued and 27,697,684 and 27,697,684 shares outstanding, respectively	27,741	27,741
Additional paid-in capital	19,996,173	19,959,183
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(20,108,112)	(19,914,489)
Total Stockholders' Deficit	(170,890)	(14,257)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$609,784	$661,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

OPERATING EXPENSES
Exploration and related costs	$8,328	$11,627	$8,364	$11,627
General and administrative	26,210	58,851	42,008	78,911
Officer salaries	37,500	37,500	75,000	276,425
Professional and consulting	16,335	51,334	32,845	54,109
Total Operating Expenses	88,373	159,312	158,217	421,072

OPERATING LOSS	(88,373)	(159,312)	(158,217)	(421,072)

OTHER INCOME (EXPENSES)
Loss on debt conversion	-	-	-	(309,406)
Derivative gain (loss)	(23,395)	5,370	(20,930)	2,339
Interest expense, net	(4,892)	(21,647)	(14,476)	(592,660)
Total Other Income (Expenses)	(28,287)	(16,277)	(35,406)	(899,727)

NET LOSS	$(116,600)	$(175,589)	$(193,623)	$(1,320,799)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	27,697,684	27,459,841	27,697,684	23,716,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Unaudited Consolidated Statements of Stockholders' Equity (Deficit)
For the Three Months Ended June 30, 2018 and 2019

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance, March 31, 2018	-	$-	24,838,605	$24,839	43,624	$(86,692)	$19,554,319	$(19,469,966)	$22,500
Common stock issued for cash – related party	-	-	2,702,703	2,702	-	-	497,298	-	500,000
Common stock issued for services	-	-	100,000	100	-	-	18,870	-	18,970
Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	(175,589)	(175,589)
Balance, June 30, 2018	-	$-	27,641,308	$27,641	43,624	$(86,692)	$20,070,487	$(19,645,555)	$365,881

Balance, March 31, 2019	-	$-	$27,741,308	$27,741	43,624	$(86,692)	$19,959,183	$(19,991,452)	$(91,220)
Derivative liability retired to equity	-	-	-	-	-	-	36,990	-	36,990
Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	(116,660)	(116,660)
Balance, June 30, 2019	-	$-	27,741,308	$27,741	43,624	$(86,692)	$19,996,173	$(20,108,112)	$(170,890)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Unaudited Consolidated Statements of Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2018 and 2019

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	-	$-	19,261,717	$19,262	43,624	$(86,692)	$18,020,363	$(18,324,756)	$(371,823)
Common stock issued for related party payable, accrued wages and accrued interest	-	-	601,898	602	-	-	119,778	-	120,380
Common stock issued for related party convertible debt and accrued interest	-	-	3,224,990	3,225	-	-	951,179	-	954,404
Common stock issued for officer bonus	-	-	1,750,000	1,750	-	-	199,675	-	201,425
Common stock issued for cash – related party	-	-	2,702,703	2,702	-	-	497,298	-	500,000
Common stock issued for services	-	-	100,000	100	-	-	18,870	-	18,970

Retirement of derivative	-	-	-	-	-	-	263,324	-	263,324
Net loss for the six months ended June 30, 2018	-	-	-	-	-	-	-	(1,320,799)	(1,320,799)
Balance, June 30, 2018	-	$-	27,641,308	$27,641	43,624	$(86,692)	$20,070,487	$(19,645,555)	$365,881

Balance, December 31, 2018	-	$-	$27,741,308	$27,741	43,624	$(86,692)	$19,959,183	$(19,914,489)	$(14,257)
Derivative liability retired to equity	-	-	-	-	-	-	36,990	-	36,990
Net loss for the six months ended June 30, 2019	-	-	-	-	-	-	-	(193,623)	(193,623)
Balance, June 30, 2019	-	$-	27,741,308	$27,741	43,624	$(86,692)	$19,996,173	$(20,108,112)	$(170,890)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(193,623)	$(1,320,799)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,315	4,316
Amortization of debt issuance costs	7,606	9,383
Amortization of debt discount	-	556,840
Derivative (gain) loss	20,930	(2,339)
Loss on debt conversion	-	309,406
Common stock issued for compensation expenses	-	201,425
Common stock issued for services	-	18,970
Changes in operating assets and liabilities
Increase in prepaid expenses and other assets	(6,167)	(5,000)
Increase in accounts payable and accrued expenses	34,275	2,259
Increase in accounts payable – related party	3,655	3,241
Increase (decrease) in accrued wages	75,000	(12,890)
Net Cash Used in Operating Activities	(54,009)	(235,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for reclamation bond	-	(34,346)
Net Cash Used in Investing Activities	-	(34,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	-	(981)
Common stock issued for cash – related party	-	500,000
Proceeds from notes payable, related party	-	18,000
Net Cash Provided by Financing Activities	-	517,019

CHANGE IN CASH	(54,009)	247,485

CASH AT BEGINNING OF PERIOD	61,696	-

CASH AT END OF PERIOD	$7,687	$247,485

CASH PAID FOR:
Interest	$300	$6,225
Income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for convertible debt and interest – related parties	$-	$644,998
Common stock issued for related party payable and accrued wages	$-	$120,379
Derivative liability retired to equity	$36,990	$263,324
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
June 30, 2019

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

The accompanying unaudited consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA's most recent audited financial statements. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

For the three and six months ended June 30, 2019 and 2018, the Company realized net losses, resulting in outstanding warrants, and outstanding convertible debt having an antidilutive effect.

The following table summarizes the potential shares of common stock that were excluded from the computation of basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018 as such shares would have had an anti-dilutive effect:

	For the Three Months Ended June 30,
	2019	2018
Convertible debt	560,000	400,000
Common stock warrants	20,834	20,834
Total	580,834	420,834

	For the Six Months Ended June 30,
	2019	2018
Convertible debt	560,000	400,000
Common stock warrants	20,834	20,834
Total	580,834	420,834

NOTE 2 -       RELATED PARTY TRANSACTIONS

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses. The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. LKA owes Abraham & Co., Inc. $7,947 and $6,447 as of June 30, 2019 and December 31, 2018, respectively.

Related Party Payables – Notes, Accounts and Wages Payable

At June 30, 2019 and December 31, 2018, LKA owes $2,378 and $223, respectively, for purchases made on the personal credit card of LKA's President, Kye Abraham.

At June 30, 2019 and December 31, 2018, LKA owes an entity controlled by LKA's President and Chairman, Kye Abraham, $12,702 and $12,702, respectively, for short-term loans that do not accrue interest, are unsecured and due upon demand.

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

On April 26, 2017, LKA issued a convertible debenture in the amount of $50,000 for cash. Principal on the Convertible Debenture is due April 26, 2020. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semiannual basis. During April 2018, the holder of the convertible note elected to convert a total of $20,000 in convertible debt principal, leave a principal balance of $30,000 at June 30, 2019 and December 31, 2018.

For the October 2015 convertible debenture, if any event of default occurs, the interest rate increases to 15% per annum.  During the default period, the convertible note holder shall hold voting power equal to the voting power of the number of common shares of the Company into which the note is convertible at the default conversion rate. Also, during the default period the holders of all 7.5% convertible debentures as a class may appoint a representative that shall be an observer to the Board of Directors until such time as the default conditions no longer exist.

For the April 2016 and April 2017 convertible debentures, if any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. During the default period, the convertible note holder shall hold voting power equal to the voting power of the number of common shares of the Company into which the note is convertible at the default conversion rate. Also, during the default period the holders of all 7.5% convertible debentures as a class may appoint a representative that shall be an observer to the Board of Directors until such time as the default conditions no longer exist. As a result of the reset provision in the conversion price, the conversion options embedded in these instruments are classified as a liability in accordance with ASC 815 and were recognized as a debt discount on the date these notes were issued along with $12,500 of debt issuance costs.

During April 2019, as a result of LKA not being able to contact the lenders to get a waiver of non-compliance regarding the failure to pay the April semiannual interest payment, two $50,000 convertible notes originally issued in October 2015 and April 2016 respectively, are considered in default.

During the six months ended June 30, 2019 and 2018, LKA recognized $7,606 and $27,901 of interest expense from the amortization of the debt discount, respectively.

NOTE 4 -       DERIVATIVE LIABILITY

LKA analyzed the conversion options embedded in the convertible debentures for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the instruments embedded in the above referenced convertible notes should be classified as liabilities and recorded at fair value due to reset provisions in the conversion prices.

During April 2019, as a result of default on a $50,000 convertible note, the previously variable conversion rate is now a fixed conversion rate of $0.25 per share and is no longer subject to derivative liability treatment. As such, LKA retired the $36,990 fair value amount of the derivative liability to additional paid-in capital.

During the six months ended June 30, 2019, LKA recorded a loss of $20,930 and during the six months ended June 30, 2018, LKA recorded a gain of $2,339 on mark-to-market of the conversion options.

The following table summarizes the derivative liabilities included in the consolidated balance sheets at June 30, 2019:

Balance, December 31, 2018	$54,653
Derivative liability retired to equity	(36,990)
Loss on change in fair value	20,930
Balance, June 30, 2019	$38,593

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the six months ended June 30, 2019 include (1) risk-free interest rates of 1.75% - 2.38%, (2) lives of between 0.84 and 1.99 years, (3) expected volatility between 258% - 386%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 -      NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up ("remediation") activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency's (the "EPA") regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA's status as a "de minimis" participant and the fact that remediation activities are focused on property located largely outside of LKA's permitted operating area, LKA management expects this project will have a negligible impact on the LKA's financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of June 30, 2019. Actual completion of remediation work at the site was completed in late 2014 by the EPA. The EPA has not yet issued its notice of final determination.

NOTE 6 -        COMMITMENTS AND CONTINGENCIES

Wastewater Discharge Liability

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2016, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Work is required to modify and upgrade the mine's water treatment process in 2019 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above. Engineering and lab testing is ongoing and further modifications (upgrades) to the Company's water treatment system is scheduled for late 2019. Once completed, LKA expects improvements to its water treatment system will meet or exceed regulatory requirements. It is currently expected that any financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. If LKA is unsuccessful in achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit. As a result, LKA has accrued a liability of $99,182 and $99,974 as of June 30, 2019 and December 31, 2018, respectively, as there is no better estimate of the amount of loss within this range.

Vendor Litigation Settlement

During November 2018, LKA was served with a vendor lawsuit, resulting in a judgement against the Company in the amount of approximately $141,000, including attorney fees. As a result, LKA accrued a total of $141,000 in accounts payable as of December 31, 2018 to cover the full amount of the judgement. During the six months ended June 30, 2019, LKA believes it has incurred an additional $9,000 in expenses related to the ultimate settlement and accordingly accrued an additional $9,000 in accounts payable as of June 30, 2019. The amount accrued in accounts payable was $141,000 and $150,000 as of December 31, 2018 and June 30, 2019, respectively.

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

In order to support continued operation of the mine, LKA will need to raise additional funds to support operations during 2019.

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

Results of Operations

For The Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

LKA had no revenues during the three months ended June 30, 2019 and 2018.

Exploration expenses were minimal in the three months ended June 30, 2019 at $8,328, compared to $11,627 during the three months ended June 30, 2018. Low exploration expenses are a result of exploration being temporarily ceased in late 2017.

Professional fees decreased by $34,999 during the three months ended June 30, 2019 to $16,335, compared to $51,334 during the three months ended June 30, 2018, mainly as a result of a one-time payment of $28,500 during the 2018 period for consulting expense. We had no such large payments during the comparable 2019 period.

General and administrative expenses decreased by $32,641 in the three months ended June 30, 2019 to $26,210, compared to $58,851 during the three months ended June 30, 2018. The decrease was mainly due to a $29,190 decrease in promotion expense during the three months ended June 30, 2019 as a result of the payment of cash and common stock for services valued at $29,419 during the three months ended June 30, 2018. We had no such large expenses in the 2019 period. The decrease was partially offset by the recognition of a one-time loss on litigation accrual of $9,000 during the three months ended June 30, 2019, while we had no such losses in the 2018 period.

Officer salaries and bonuses remained flat at $37,500 during both three month periods.

We incurred an operating loss of $88,373 during the three months ended June 30, 2019, as compared to an operating loss of $159,312 in the three months ended June 30, 2018. The $70,939, or approximately 45% decrease, is mainly due to the decrease in general and administrative and professional fees as compared to the prior period.

We incurred total other expense of $28,287 during the three months ended June 30, 2019, as compared to $16,277 in the three months ended June 30, 2018. The $12,010, or approximately 74% increase, is mainly due to a $28,765 increase in loss on derivative during the three months ended June 30, 2019. The increase in derivative loss was partially offset by a $16,755 decrease in interest expense, mainly from the reduction of debt discount amortization during the three months ended June 30, 2019 compared to the 2018 period.

Net loss totaled $116,660, or $0.00 per share, in the three months ended June 30, 2019, compared to a net loss of $175,589, or $0.01 per share in the three months ended June 30, 2018.

For The Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

LKA had no revenues during the six months ended June 30, 2019 and 2018.

Exploration expenses were minimal in the six months ended June 30, 2019 at $8,364, compared to $11,627 during the six months ended June 30, 2018. Low exploration expenses are a result of exploration being temporarily ceased in late 2017.

Professional fees decreased by $21,264 during the six months ended June 30, 2019 to $32,845, compared to $54,109 during the six months ended June 30, 2018, mainly as a result of a one-time payment of $28,500 during the 2018 period for consulting expense. We had no such large payments during the comparable 2019 period.

General and administrative expenses decreased by $36,903 in the six months ended June 30, 2019 to $42,008, compared to $78,911 during the six months ended June 30, 2018. The decrease was mainly due to a $29,190 decrease in promotion expense during the six months ended June 30, 2019 as a result of the payment of cash and common stock for services valued at $29,419 during the six months ended June 30, 2018. We had no such large expenses in the 2019 period. The decrease was partially offset by the recognition of a one-time loss on litigation accrual of $9,000 during the six months ended June 30, 2019, we had no such losses in the 2018 period.

Officer salaries and bonuses were $75,000 during the six months ended June 30, 2019, compared to $276,425 during the six months ended June 30, 2018. The $201,425 difference is due the issuance of 1,750,000 shares valued at $201,425 as an officer bonus during the 2018 period, while we had no such bonuses during the comparable 2019 period.

We incurred an operating loss of $158,217 during the six months ended June 30, 2019, as compared to an operating loss of $421,072 in the six months ended June 30, 2018. The $262,855, or approximately 62% decrease, is mainly due to the decrease in officer salaries and bonuses, as well as decreases in general and administrative and professional fees as compared to the prior period as discussed above.

We incurred total other expense of $35,406 during the six months ended June 30, 2019, as compared to $899,727 in the six months ended June 30, 2018. The $864,321, or approximately 96% decrease, is mainly due to a $578,184 decrease in interest expense from the reduction of debt discount amortization during the six months ended June 30, 2019 compared to the 2018 period. Additionally, we recognized a one-time loss on debt settlement of $309,406 during the six months ended June 30, 2018. The decreases were partially offset by a $23,269 increase in loss on derivatives.

Net loss totaled $193,623, or $0.01 per share, in the six months ended June 30, 2019, compared to a net loss of $1,320,799, or $0.06 per share in the six months ended June 30, 2018.

Liquidity

Current assets at June 30, 2019 totaled $7,687 in cash and $7,000 in prepaid expenses, as compared to $61,696 in cash and $833 in prepaid expenses at December 31, 2018.

During the six months ended June 30, 2019, our operating activities used net cash of $54,009 compared to $235,188 in the comparable 2018 period.  Cash used in investing activities was $34,346 in the six months ended June 30, 2018 period and $0 in the comparable 2019 period. Financing activities provided no cash in the six months ended June 30, 2019 and $517,019 during the six months ended June 30, 2018 mainly from the issuance of common stock for cash to a related party.

At June 30, 2019, the Company had a working capital deficit of $586,149, as compared to $411,437 at December 31, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the six months ended June 30, 2019, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors.

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.  These data files will be attached to a later amended filing.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LKA GOLD INCORPORATED

Date:	August 29, 2019	By:	/s/Kye Abraham
Kye Abraham, Chief Executive Officer

Date:	August 29, 2019	By:	/s/Nanette Abraham
Nanette Abraham, Chief Financial Officer and Chief Accounting Officer