Form 10-Q
period 2019-09-30
LKA GOLD Inc /DE/
filed 2020-01-30
CIK 831355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  January 30, 2020 – 27,697,684 shares of common stock.

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

LKA GOLD INCORPORATED
Consolidated Balance Sheets
(Unaudited)
ASSETS

	September 30, 2019	December 31, 2018
CURRENT ASSETS
Cash	$-	$61,696
Prepaid expenses	4,000	833
Total Current Assets	4,000	62,529
FIXED ASSETS
Land, equipment, mining claims and asset retirement obligations	849,140	849,140
Accumulated depreciation	(405,357)	(398,884)
Total Fixed Assets, Net of Accumulated Depreciation	443,783	450,256
OTHER NON-CURRENT ASSETS
Reclamation bonds	149,156	149,156

TOTAL ASSETS	$596,939	$661,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Balance Sheets (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
	September 30, 2019	December 31, 2018
CURRENT LIABILITIES
Accounts payable	$213,027	$184,096
Accounts payable – related party	33,961	6,670
Cash overdraft	99	-
Note Payable – related party	12,844	12,702
Wastewater discharge liability	98,312	99,974
Derivative liability	14,709	54,653
Convertible notes payable, net of $8,571 and $0 in debt issuance costs and debt discount, respectively	71,429	50,000
Note payable	10,000	10,000
Accrued interest payable	17,361	5,882
Accrued wages and advances payable to officer	163,692	49,989
Total Current Liabilities	635,434	473,966
LONG-TERM LIABILITIES
Convertible notes payable, net of $20,572 and $50,718 in debt issuance costs and debt discount, respectively	79,428	79,282
Asset retirement obligations	122,950	122,950
Total Liabilities	837,812	676,198
STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 27,741,308 and 27,741,308 shares issued and 27,697,684 and 27,697,684 shares outstanding, respectively	27,741	27,741
Additional paid-in capital	19,996,173	19,959,183
Treasury stock; 43,624 and 43,624 shares at cost, respectively	(86,692)	(86,692)
Accumulated deficit	(20,178,095)	(19,914,489)
Total Stockholders' Deficit	(240,873)	(14,257)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$596,939	$661,941
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

OPERATING EXPENSES
Exploration and related costs	$8,944	$16,552	$17,308	$28,179
General and administrative	15,801	101,758	57,809	180,669
Officer salaries	37,500	37,500	112,500	313,925
Professional and consulting	13,561	9,472	46,406	63,581
Total Operating Expenses	75,806	165,282	234,023	586,354

OPERATING LOSS	(75,806)	(165,282)	(234,023)	(586,354)

OTHER INCOME (EXPENSES)
Loss on debt conversion	-	-	-	(309,406)
Other income	-	3,299	-	3,299
Derivative gain	23,884	33,134	2,954	35,473
Interest expense, net	(18,061)	(38,332)	(32,537)	(630,992)
Total Other Income (Expenses)	5,823	(1,899)	(29,583)	(901,626)

NET LOSS	$(69,983)	$(167,181)	$(263,606)	$(1,487,980)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	27,697,684	27,741,308	27,697,684	25,080,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Unaudited Consolidated Statements of Stockholders' Equity (Deficit)
For the Three Months Ended September 30, 2018 and 2019

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance, June 30, 2018	-	$-	27,641,308	$27,641	43,624	$(86,692)	$20,070,487	$(19,645,555)	$365,881

Common stock issued for services	-	-	100,000	100	-	-	17,890	-	17,990
Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	(167,181)	(167,181)
Balance, September 30, 2018	-	$-	27,741,308	$27,741	43,624	$(86,692)	$20,088,377	$(19,812,736)	$216,690

Balance, June 30, 2019	-	$-	$27,741,308	$27,741	43,624	$(86,692)	$19,996,173	$(20,108,112)	$(170,890)
Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	(69,983)	(69,983)
Balance, September 30, 2019	-	$-	27,741,308	$27,741	43,624	$(86,692)	$19,996,173	$(20,178,095)	$(240,873)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Unaudited Consolidated Statements of Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2018 and 2019

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	-	$-	19,261,717	$19,262	43,624	$(86,692)	$18,020,363	$(18,324,756)	$(371,823)
Common stock issued for related party payable, accrued wages and accrued interest	-	-	601,898	602	-	-	119,778	-	120,380
Common stock issued for related party convertible debt and accrued interest	-	-	3,224,990	3,225	-	-	951,179	-	954,404
Common stock issued for officer bonus	-	-	1,750,000	1,750	-	-	199,675	-	201,425
Common stock issued for cash – related party	-	-	2,702,703	2,702	-	-	497,298	-	500,000
Common stock issued for services	-	-	100,000	100	-	-	18,870	-	18,970
Common stock issued for services	-	-	100,000	100	-	-	17,890	-	17,990
Retirement of derivative	-	-	-	-	-	-	263,324	-	263,324
Net loss for the nine months ended September 30, 2018	-	-	-	-	-	-	-	(1,487,980)	(1,487,980)
Balance, September 30, 2018	-	$-	27,741,308	$27,741	43,624	$(86,692)	$20,088,377	$(19,812,736)	$216,690

Balance, December 31, 2018	-	$-	$27,741,308	$27,741	43,624	$(86,692)	$19,959,183	$(19,914,489)	$(14,257)
Derivative liability retired to equity	-	-	-	-	-	-	36,990	-	36,990
Net loss for the nine months ended September 30, 2019	-	-	-	-	-	-	-	(263,606)	(263,606)
Balance, September 30, 2019	-	$-	27,741,308	$27,741	43,624	$(86,692)	$19,996,173	$(20,178,095)	$(240,873)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(263,606)	$(1,487,980)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,473	6,474
Amortization of debt issuance costs	-	9,593
Amortization of debt discount	21,575	590,478
Derivative gain	(2,954)	(35,473)
Loss on debt conversion	-	309,406
Common stock issued for compensation expenses	-	201,425
Common stock issued for services	-	36,960
Changes in operating assets and liabilities
Increase in prepaid expenses and other assets	(3,167)	(2,500)
Increase in accounts payable and accrued expenses	38,748	48,846
Increase in accounts payable – related party	27,831	4,274
Increase in accrued wages	113,703	12,110
Net Cash Used in Operating Activities	(61,397)	(306,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for reclamation bond	-	(34,346)
Net Cash Used in Investing Activities		(34,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	99	(981)
Common stock issued for cash – related party		500,000
Proceeds from notes payable, related party	5,402	18,000
Payments on notes payable, related party	(5,800)	-
Net Cash (Used in) Provided by Financing Activities	(299)	517,019

CHANGE IN CASH	(61,696)	176,286

CASH AT BEGINNING OF PERIOD	61,696	-

CASH AT END OF PERIOD	$-	$176,286

CASH PAID FOR:
Interest	$900	$6,525
Income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for convertible debt and interest – related parties	$-	$644,998
Common stock issued for related party payable and accrued wages	$-	$120,379
Related party notes payable issued for related party accounts payable	$540	$-
Derivative liability reclassified to equity	$36,990	$263,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LKA GOLD INCORPORATED
Notes to the Unaudited Consolidated Financial Statements
September 30, 2019

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

The accompanying unaudited consolidated financial statements have been prepared by LKA pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with LKA's most recent audited financial statements. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.
In February 2016, the FASB issued ASC 842, Leases (“ASC 842”). ASC 842 related to leases to increase transparency and comparability among organizations by requiring the recognition of right of use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.
The Company elected to early adopt ASC 842 effective January 1, 2018 and has elected all available practical expedients. The standard did not have a material impact on our financial statements as we have no outstanding leases.
In June 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 without a material impact on our financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of Topic 260 eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. The ASU 2017-11 amendments in Part I are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 without a material impact on our financial statements.

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

For the three and nine months ended September 30, 2019 and 2018, the Company realized net losses, resulting in outstanding warrants, and outstanding convertible debt having an antidilutive effect.

The following table summarizes the potential shares of common stock that were excluded from the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018 as such shares would have had an anti-dilutive effect:

	For the Three Months Ended September 30,
	2019	2018
Convertible debt	560,000	400,000
Common stock warrants	20,834	20,834
Total	580,834	420,834

	For the Nine Months Ended September 30,
	2019	2018
Convertible debt	560,000	400,000
Common stock warrants	20,834	20,834
Total	580,834	420,834

NOTE 2 -       RELATED PARTY TRANSACTIONS

Drilling Contract

On August 4, 2019, Caldera Partners Limited Partnership, a Washington State limited partnership ("Caldera") entered into a three year Drilling Contract (the "Agreement") with LKA, whereby Caldera will supervise, manage, and conduct exploratory surface drilling operations on LKA mining claims in Hinsdale County, Colorado. All costs of the Agreement, including labor, equipment, materials, supplies, and services of whatever character shall be provided by Caldera and the results of the Drilling Program (“Drilling Results”) are exclusively owned by Caldera until and unless the Drilling Results are acquired by LKA. During the term of this Agreement, LKA shall have an option to acquire the Drilling Results upon the payment by LKA to Caldera of an amount equal to all expenditures made by Caldera on the drilling program together with interest on all expenditures from the time expenditures were made, at the rate of 8% per annum.

Office Space

LKA pays a company owned by an officer and shareholder $1,500 per month for office rent and expenses. The affiliated company (Abraham & Co., Inc. a FINRA member and registered investment advisor) also executes LKA's securities transactions and manages its investment portfolio. LKA owes Abraham & Co., Inc. $12,447 and $6,447 as of September 30, 2019 and December 31, 2018, respectively.

Related Party Payables – Notes, Accounts and Wages Payable

At September 30, 2019 and December 31, 2018, LKA owes $21,514 and $223, respectively, for purchases made on the personal credit card of LKA's President, Kye Abraham and owes Kye Abraham $140 at September 30, 2019 for a payment made on that credit card on behalf of LKA.

At September 30, 2019 and December 31, 2018, LKA owes an entity controlled by LKA's President and Chairman, Kye Abraham, $12,704 and $12,702, respectively, for short-term loans that do not accrue interest, are unsecured and due upon demand. During the nine months ended September 30, 2019, the entity paid $400 of LKA’s related party accounts payable, advanced $5,402 in cash and was repaid $5,800.

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

On April 26, 2017, LKA issued a convertible debenture in the amount of $50,000 for cash. Principal on the Convertible Debenture is due April 26, 2020. The Convertible Debenture accrues interest at 7.5% and is convertible at any time into shares of LKA common stock at $0.50 per share. Interest is due on a semiannual basis. During April 2018, the holder of the convertible note elected to convert a total of $20,000 in convertible debt principal, leaving a principal balance of $30,000 at September 30, 2019 and December 31, 2018.

For the October 2015 convertible debenture, if any event of default occurs, the interest rate increases to 15% per annum.  An event of default means LKA fails to make any interest or principal payments on a timely basis and/or fails to remain current in its public filings with the Securities and Exchange Commission. During the default period, the convertible note holder shall hold voting power equal to the voting power of the number of common shares of the Company into which the note is convertible at the default conversion rate. Also, during the default period the holders of all 7.5% convertible debentures as a class may appoint a representative that shall be an observer to the Board of Directors until such time as the default conditions no longer exist. This convertible debenture is in default as of September 30, 2019.

For the April 2016 and April 2017 convertible debentures, if any event of default occurs, the interest rate increases to 15% per annum and the conversion rate shall be decreased to $0.25 per share. An event of default means LKA fails to make any interest or principal payments on a timely basis and/or fails to remain current in its public filings with the Securities and Exchange Commission. During the default period, the convertible note holder shall hold voting power equal to the voting power of the number of common shares of the Company into which the note is convertible at the default conversion rate. Also, during the default period the holders of all 7.5% convertible debentures as a class may appoint a representative that shall be an observer to the Board of Directors until such time as the default conditions no longer exist. These convertible debentures are in default as of September 30, 2019.

As a result of the reset provision in the conversion price, the conversion options embedded in these instruments are classified as a liability in accordance with ASC 815 and were recognized as a debt discount on the date these notes were issued along with $12,500 of debt issuance costs.

During the nine months ended September 30, 2019 and 2018, LKA recognized $21,575 and $61,542 of interest expense from the amortization of the debt discount, respectively.

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

During the nine months ended September 30, 2019 and 2018, LKA recorded gains of $2,954 and $35,473 on mark-to-market of the conversion options, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheets at September 30, 2019:

Balance, December 31, 2018	$54,653
Derivative liability retired to equity	(36,990)
Gain on change in fair value	(2,954)
Balance, September 30, 2019	$14,709

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the nine months ended September 30, 2019 include (1) risk-free interest rates of 1.75% - 1.92%, (2) lives of between 0.58 and 1.54 years, (3) expected volatility between 302% - 419%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 -      NOTIFICATION OF POSSIBLE ENVIRONMENTAL REMEDIATION

In 2002 the Federal Bureau of Land Management (the "BLM") advised LKA of its desire to extend to the Ute-Ulay Property certain environmental clean-up ("remediation") activities that it is conducting on neighboring properties that LKA does not own.  The BLM commissioned and obtained three engineering evaluation and cost analysis ("EE/CA") studies/reports on the Ute-Ulay and the neighboring public lands in 2002-2006.  These EE/CA studies analyzed the current environmental state of the Ute-Ulay property and other properties in the area.  The studies identified a large volume of mine tailings and metals loading of shallow ground water, with elevated levels of arsenic, cadmium and lead being present.  The BLM's most recent study, "Value Engineering Study on the Ute Ulay Mine/Mill Site – Final Report" dated January 5, 2006, projected the costs of remediation and property stabilization on the Ute-Ulay property to be approximately $2.1 million.  Based upon discussions with Hinsdale County, Colorado officials, Colorado Department of Public Health & Environment Ute-Ulay project supervisor, the Federal Environmental Protection Agency's (the "EPA") regional manager, and legal counsel, the actual costs associated with this effort are expected to be approximately $1.2 million; substantially below previous BLM estimates.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA may either require a property owner to perform the necessary cleanup or the agencies may perform the work and seek recovery of costs against the property owner and previous owners.  While it cannot be determined with absolute certainty until the project is completed, LKA's status as a "de minimis" participant and the fact that remediation activities are focused on property located largely outside of LKA's permitted operating area, LKA management expects this project will have a negligible impact on the LKA's financial condition.  Accordingly, pursuant to Generally Accepted Accounting Principles, and all discussions with the above named agencies to date, LKA management believes it is unlikely there will be a material impact to its financial statements and no liability for this project has been recorded as of September 30, 2019. Actual completion of remediation work at the site was completed in late 2014 by the EPA. The EPA has not yet issued its notice of final determination.

NOTE 6 -      COMMITMENTS AND CONTINGENCIES

Wastewater Discharge Liability

During the fourth quarter of 2014, LKA received a Notice of Violation (NOV) from the Colorado Department of Health and Environment (CDPHE) for failure to meet certain requirements of the Company's wastewater discharge permit. During 2016, the Company undertook all corrective actions specified in the NOV, under CDPHE oversight, and believes it is in compliance with the terms of its permit. Work is required to modify and upgrade the mine's water treatment process in 2019 to meet regulatory requirements and bring LKA back into compliance with its discharge permit requirements. Until this work is completed to the satisfaction of CDPHE, the Company is considered to be in a "non-compliance" status with the terms of its discharge permit and additional penalties could be assessed beyond those described (anticipated) above. Engineering and lab testing is ongoing and further modifications (upgrades) to the Company's water treatment system is scheduled for 2020. Once completed, LKA expects improvements to its water treatment system will meet or exceed regulatory requirements. It is currently expected that any financial penalty assessed and any further corrective actions will not likely cost less than $75,000 but not more than $150,000. If LKA is unsuccessful in achieving full compliance with permit requirements, it may be subject to additional penalties or revocation of its discharge permit. As a result, LKA has accrued the liability of $150,000 as there is no better estimate of the amount of loss within this range.  The outstanding balance of this accrued liability is $98,312 and $99,974 as of September 30, 2019 and December 31, 2018, respectively.

Vendor Litigation Settlement

During November 2018, LKA was served with a vendor lawsuit, resulting in a judgement against the Company in the amount of approximately $141,000, including attorney fees. As a result, LKA accrued a total of $141,000 in accounts payable as of December 31, 2018 to cover the full amount of the judgement. During the nine months ended September 30, 2019, LKA believes it has incurred an additional $9,000 in expenses related to the ultimate settlement and accordingly accrued an additional $9,000 in accounts payable as of September 30, 2019. Additionally, LKA has paid $3,979 in accrued expenses during the nine months ended September 30, 2019. The amount accrued in accounts payable was $146,021 and $141,000 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 7 -     GOING CONCERN

LKA's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, LKA has recently accumulated significant losses, has a working capital deficit and has negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about LKA's ability to continue as a going concern are as follows:

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

In order to support continued operation of the mine, LKA will need to raise additional funds to support operations during 2020.

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

NOTE 8 -     SUBSEQUENT EVENTS

During October 2019, a convertible note payable became due and was not paid in accordance with the terms of the note. LKA is in negotiations for an extension of this convertible note.

During January 2020, Caldera paid $20,038 in past due semi-annual interest on the four unpaid convertible notes payable and $32,788 in LKA accounts payable on behalf of the Company.

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

Results of Operations

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

LKA had no revenues during the three months ended September 30, 2019 and 2018.

Exploration expenses were minimal in the three months ended September 30, 2019 at $8,944, compared to $16,552 during the three months ended September 30, 2018. Low exploration expenses are a result of exploration being temporarily ceased in late 2017.

Professional fees increased by $4,089 during the three months ended September 30, 2019 to $13,561, compared to $9,472 during the three months ended September 30, 2018, mainly as a result of on-going litigation in the three months ended September 30, 2019, there was no such litigation in the prior period.

General and administrative expenses decreased by $85,957 in the three months ended September 30, 2019 to $15,801, compared to $101,758 during the three months ended September 30, 2018. The decrease was mainly due to a $32,873 decrease in promotion expense during the three months ended September 30, 2019, but was accompanied by a general decrease in other general and administration expenses as a result of the decrease in exploration and other corporate activities in the 2019 period compared to the 2018 period.

Officer salaries and bonuses remained flat at $37,500 during both three month periods.

We incurred an operating loss of $75,806 during the three months ended September 30, 2019, as compared to an operating loss of $165,282 in the three months ended September 30, 2018. The $89,476, or approximately 54% decrease, is mainly due to the decrease in general and administrative and exploration costs as compared to the prior period, partially offset by an increase in professional fees, as discussed above.

We recognized total other income of $5,823 during the three months ended September 30, 2019, as compared to a loss of $1,899 in the three months ended September 30, 2018. The $7,722, or approximately 407% increase, is mainly due to a $20,271 decrease in interest expense during the three months ended September 30, 2019 as compared to the prior period due to the conversion of related party debt. The decrease is partially offset by decreases of $9,250 in gain on derivative and $3,299 in other income during the three months ended September 30, 2019 compared to the 2018 period.

Net loss totaled $69,983, or $0.00 per share, in the three months ended September 30, 2019, compared to a net loss of $167,181, or $0.00 per share in the three months ended September 30, 2018.

For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

LKA had no revenues during the nine months ended September 30, 2019 and 2018.

Exploration expenses were minimal in the nine months ended September 30, 2019 at $17,308, compared to $28,179 during the nine months ended September 30, 2018. Low exploration expenses are a result of exploration being temporarily ceased in late 2017.

Professional fees decreased by $17,175 during the nine months ended September 30, 2019 to $46,406, compared to $63,581 during the nine months ended September 30, 2018, mainly as a result of a one-time payment of $28,500 during the 2018 period for consulting expense. We had no such large payments during the comparable 2019 period.

General and administrative expenses decreased by $122,860 in the nine months ended September 30, 2019 to $57,809, compared to $180,669 during the nine months ended September 30, 2018. The decrease was mainly due to a $62,063 decrease in promotion expense during the nine months ended September 30, 2019 as a result of the payment of cash, and common stock for services valued at $36,760, during the nine months ended September 30, 2018. We had no such large expenses in the 2019 period. Other decreases include a $41,644 decrease in loss on litigation accrual, a $7,668 decrease in payroll taxes and a $4,624 decrease in travel expenses.

Officer salaries and bonuses were $112,500 during the nine months ended September 30, 2019, compared to $313,925 during the nine months ended September 30, 2018. The $201,425 difference is due the issuance of 1,750,000 shares valued at $201,425 as an officer bonus during the 2018 period; we had no such bonuses during the comparable 2019 period.

We incurred an operating loss of $234,023 during the nine months ended September 30, 2019, as compared to an operating loss of $586,354 in the nine months ended September 30, 2018. The $352,331, or approximately 60% decrease, is mainly due to the decrease in officer salaries and bonuses, as well as decreases in general and administrative and professional fees as compared to the prior period as discussed above.

We incurred total other expense of $29,583 during the nine months ended September 30, 2019, as compared to $901,626 in the nine months ended September 30, 2018. The $872,043, or approximately 97% decrease, is mainly due to a $598,455 decrease in interest expense from the reduction of debt discount amortization during the nine months ended September 30, 2019 compared to the 2018 period. Additionally, we recognized a one-time loss on debt settlement of $309,406 during the nine months ended September 30, 2018. The decreases were partially offset by a $32,519 decrease in gains on derivatives.

Net loss totaled $263,606, or $0.01 per share, in the nine months ended September 30, 2019, compared to a net loss of $1,487,980, or $0.06 per share in the nine months ended September 30, 2018.

Liquidity

Current assets at September 30, 2019 totaled $4,000 in prepaid expenses, as compared to $61,696 in cash and $833 in prepaid expenses at December 31, 2018.

During the nine months ended September 30, 2019, our operating activities used net cash of $61,397 compared to $306,387 in the comparable 2018 period.  Cash used in investing activities was $34,346 in the nine months ended September 30, 2018 period and $0 in the comparable 2019 period. Financing activities used $299 in cash during the nine months ended September 30, 2019 and provided $517,019 during the nine months ended September 30, 2018, mainly from the issuance of common stock for $500,000 cash to a related party.

At September 30, 2019, the Company had a working capital deficit of $631,434, as compared to $411,437 at December 31, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective as the Company lacks appropriate segregation of duties and has an insufficient number of employees responsible for the accounting and financial reporting functions.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2019, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors.

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

LKA GOLD INCORPORATED

Date:	January 30, 2020	By:	/s/Kye Abraham
Kye Abraham, Chief Executive Officer

Date:	January 30, 2020	By:	/s/Nanette Abraham
Nanette Abraham, Chief Financial Officer and Chief Accounting Officer